Form 10-K/A
period 1996-09-30
COBBLESTONE GOLF GROUP INC; ESCONDIDO CONSULTING INC; COBBLESTONE TEXAS INC; PECAN GROVE GOLF CLUB INC; FOOTHILLS HOLDING CO INC; BELLOWS GOLF GROUP INC; CARMEL MOUNTAIN RANCH GOLF CLUB INC; OVLC MANAGEMENT CORP; OVLC FINANCIAL CORP; CSR GOLF GROUP INC
filed 1997-02-14
CIK 1017482, 1018737, 1018738, 1018739, 1018740, 1018741, 1018742, 1018743, 1018744, 1018745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _______________ TO _______________.


                          COBBLESTONE GOLF GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                     333-09441 THROUGH
          DELAWARE                     333-09441-22             95-4391248
(STATE OR OTHER JURISDICTION OF        (COMMISSION           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)         FILE NUMBERS)        IDENTIFICATION NO.)

Escondido Consulting, Inc.         California    95-428745   Virginia Golf Country Club, Inc.               Virginia    54-173234
Cobblestone Texas, Inc.              Texas       33-058682   Ocean Vista Land Company                      California   95-196827
Pecan Grove Golf Club, Inc.          Texas       76-041989   Golf Course Inns of America, Inc.             California   95-258227
Foothills Holding Company, Inc.      Nevada      33-059784   Oceanside Golf Management Corp.               California   33-058604
Bellows Golf Group, Inc.            Arizona      75-232139   Whispering Palms Country Club Joint Venture   California   95-648531
Carmel Mountain Ranch Golf Club,
 Inc.                              California    33-057122   Lakeway Clubs, Inc.                             Texas      74-275136
OVLC Management Corp.              California    33-055613   The Liquor Club at Pecan Grove, Inc.            Texas      74-206293
OVLC Financial Corp.               California    33-055613   TGFC Corporation                                Texas      01-176626
CSR Golf Group, Inc.                 Texas       75-256037   C-RHK, Inc.                                   California   33-067756
Lakeway Golf Clubs, Inc.             Texas       74-273844   CEL Golf Group, Inc.                           Georgia     58-219226
Woodcrest Golf Club, Inc.            Texas       75-256349   SWC Golf Club, Inc.                             Texas      76-050455

  3702 VIA DE LA VALLE, SUITE 202
          DEL MAR, CA 92014                          (619) 794-2602
  (ADDRESS OF PRINCIPAL OFFICES)             (REGISTRANTS' TELEPHONE NUMBER,
                                                  INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

  INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ].

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATIONS S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANTS' KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K:[X]

  THERE IS NO MARKET FOR THE COMMON STOCK OF COBBLESTONE GOLF GROUP, INC., AND ALL VOTING STOCK IS HELD BY COBBLESTONE HOLDINGS, INC.

  AS OF DECEMBER 26, 1996, 135,030 SHARES OF COBBLESTONE GOLF GROUP, INC. COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

   This amendment to the Form 10-K of Cobblestone Golf Group, Inc. (the "Company") for the year ended September 30, 1996 has been filed to present the required Financial Data Schedules for the Company's subsidiaries which are included in this document. The Financial Data Schedule for the Company was previously filed with its Form 10-K for the year ended September 30, 1996.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cobblestone Golf Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COBBLESTONE GOLF GROUP, INC.


Date: February 14, 1997                By:      /s/ Stefan C. Karnavas
                                          ---------------------------------
                                          Stefan C. Karnavas
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         NAME                       TITLE                            DATE
         ----                       -----                            ----

           *                                                  February 14, 1997
------------------------
    James A. Husband       Chief Executive Officer
                           and Director (Principal
                           Executive Officer)

           *                                                  February 14, 1997
------------------------
     David B. Wong         Director

           *                                                  February 14, 1997
------------------------
  Frederick J. Warren      Director

           *                                                  February 14, 1997
------------------------
    P.L. Davies III        Director

           *                                                  February 14, 1997
------------------------
     Martin R. Reid        Director

           *                                                  February 14, 1997
------------------------
    John M. Sullivan       Director

 /s/ Stefan C. Karnavas                                       February 14, 1997
------------------------
     Stefan C. Karnavas    Chief Financial Officer
                           (Principal Financial and
                           Accounting Officer)

* Power of Attorney by

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


Date: February 14, 1997                By:      /s/ Stefan C. Karnavas
                                          ---------------------------------
                                          Stefan C. Karnavas
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         NAME                       TITLE                            DATE
         ----                       -----                            ----

           *                                                  February 14, 1997
------------------------
    James A. Husband       Chief Executive Officer
                           and Director (Principal
                           Executive Officer)

           *                                                  February 14, 1997
------------------------
     David B. Wong         Director

           *                                                  February 14, 1997
------------------------
  Frederick J. Warren      Director


 /s/ Stefan C. Karnavas                                       February 14, 1997
------------------------
     Stefan C. Karnavas    Chief Financial Officer
                           (Principal Financial and
                           Accounting Officer)

* Power of Attorney by

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

                                       WHISPERING PALMS COUNTRY CLUB
                                       JOINT VENTURE


Date: February 14, 1997                By:      /s/ Stefan C. Karnavas
                                          ---------------------------------
                                          Stefan C. Karnavas
                                          Managing Member (Principal Financial
                                          and Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         NAME                       TITLE                            DATE
         ----                       -----                            ----

           *                                                  February 14, 1997
------------------------
      Gary L. Dee          Managing Member

           *                                                  February 14, 1997
------------------------
    James A. Husband       Managing Member
                           (Principal Executive
                           Officer)


 /s/ Stefan C. Karnavas                                       February 14, 1997
------------------------
     Stefan C. Karnavas    Managing Member (Principal
                           Financial and Accounting
                           Officer)

* Power of Attorney by

 /s/ Stefan C. Karnavas
------------------------
 Stefan C. Karnavas
 Managing Member
 (Principal Financial
 and Accounting Officer)