Form 10-Q
period 1996-12-31
COBBLESTONE GOLF GROUP INC; ESCONDIDO CONSULTING INC; COBBLESTONE TEXAS INC; PECAN GROVE GOLF CLUB INC; FOOTHILLS HOLDING CO INC; BELLOWS GOLF GROUP INC; CARMEL MOUNTAIN RANCH GOLF CLUB INC; OVLC MANAGEMENT CORP; OVLC FINANCIAL CORP; CSR GOLF GROUP INC
filed 1997-02-14
CIK 1017482, 1018737, 1018738, 1018739, 1018740, 1018741, 1018742, 1018743, 1018744, 1018745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                        333-09441 THROUGH 333-09441-22
                           (COMMISSION FILE NUMBERS)

                          COBBLESTONE GOLF GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                   95-4391248
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

Escondido Consulting, Inc.         California    95-4287458   Virginia Golf Country Club, Inc.               Virginia    54-1732348
Cobblestone Texas, Inc.              Texas       33-0586820   Ocean Vista Land Company                      California   95-1968275
Pecan Grove Golf Club, Inc.          Texas       76-0419898   Golf Course Inns of America, Inc.             California   95-2582278
Foothills Holding Company, Inc.      Nevada      33-0597846   Oceanside Golf Management Corp.               California   33-0586045
Bellows Golf Group, Inc.            Arizona      75-2321399   Whispering Palms Country Club Joint Venture   California   95-6485317
Carmel Mountain Ranch Golf Club,
 Inc.                              California    33-0571226   Lakeway Clubs, Inc.                             Texas      74-2751365
OVLC Management Corp.              California    33-0556136   The Liquor Club at Pecan Grove, Inc.            Texas      74-2062932
OVLC Financial Corp.               California    33-0556137   TGFC Corporation                                Texas      01-1766263
CSR Golf Group, Inc.                 Texas       75-2560373   C-RHK, Inc.                                   California   33-0677567
Lakeway Golf Clubs, Inc.             Texas       74-2738449   CEL Golf Group, Inc.                           Georgia     58-2192268
Woodcrest Golf Club, Inc.            Texas       75-2563494   SWC Golf Club, Inc.                             Texas      76-0504558

     3702 VIA DE LA VALLE, SUITE 202
          DEL MAR, CA                                    92014
  (ADDRESS OF PRINCIPAL OFFICES)                       (ZIP CODE)


                                (619) 794-2602
             (REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
    (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    PERIOD)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ].

  AS OF FEBRUARY 14, 1997, 135,030 SHARES OF COBBLESTONE GOLF GROUP, INC. COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                          COBBLESTONE GOLF GROUP, INC.

                       FIRST QUARTER REPORT ON FORM 10-Q

                                     INDEX


                                                                        Page
                                                                        ----
Part I.  Financial Information

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets -
               December 31, 1996 and September 30, 1996...............   1

              Consolidated Statements of Operations -
               Three months ended December 31, 1996 and 1995..........   2

              Consolidated Statements of Cash Flows -
               Three months ended December 31, 1996 and 1995..........   3

              Notes to Consolidated Financial Statements - December
               31, 1996................................................  4

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................  6


Part II.  Other Information

     Item 1.  Legal Proceedings........................................  9
     Item 2.  Changes in Securities....................................  9
     Item 3.  Default upon Senior Securities...........................  9
     Item 4.  Submission of Matters to a Vote of Security Holders......  9
     Item 5.  Other Information........................................  9
     Item 6.  Exhibit and Reports on Form 8-K..........................  9

Signatures.............................................................  10

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          COBBLESTONE GOLF GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31,    SEPTEMBER 30,
                                               1996             1996
                                           -------------   --------------
                                            (UNAUDITED)        (NOTE)
ASSETS
Current assets:
     Cash and cash equivalents............ $  1,869,876     $  6,578,946
     Accounts receivable, net.............    2,944,738        2,868,190
     Current portion of notes
      receivables, net....................    1,822,792        1,729,875
     Inventory............................    2,562,018        2,202,481
     Prepaid expenses and other current
      assets..............................    1,121,746        1,170,884
                                           ------------     ------------
             Total current assets.........   10,321,170       14,550,376
Property, equipment and leasehold
 interests, net...........................  139,055,846      139,541,003
Notes receivable, net.....................    3,789,545        3,889,857
Intangible assets, net....................    3,826,438        3,898,185
Other assets, net.........................    4,675,828        4,509,431
                                           ------------     ------------
                                           $161,668,827     $166,388,852
                                           ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..................... $  4,166,626     $  4,101,736
     Accrued payroll and related
      expenses............................    2,193,607        2,091,719
     Accrued interest expense.............      737,914        2,683,332
     Accrued property taxes...............      597,602        1,364,891
     Deferred revenue.....................    1,022,970        1,460,028
     Current portion of long-term debt
      and capital lease obligations.......      593,707          738,981
     Current portion of deferred
      purchase price......................      405,792          387,792
     Income taxes payable.................       94,431           94,431
     Other current liabilities............    1,185,686        1,394,352
                                           ------------     ------------
             Total current liabilities....   10,998,335       14,317,262
Long-term debt and capital lease
 obligations..............................   78,989,470       78,169,906
Note payable to stockholder/officer.......      226,645          224,787
Deferred purchase price...................      491,373          730,941
Long-term deferred revenue................    2,354,588        2,423,707
Deferred income taxes.....................    4,184,000        4,184,000
Minority interest.........................      379,785          380,985
Commitments
Stockholders' equity:
     Redeemable preferred stock, $.01
      par value
          Authorized shares--450,000
          Issued and outstanding
           shares--430,757 at December
           31, 1996 and September 30, 1996
          Liquidation preference of
           $43,075,700 at December 31,
           1996 and September 30, 1996....        4,308            4,308
     Common stock, $.01 par value:
          Authorized shares--200,000
          Issued and outstanding
           shares--135,030 at December 31,
           1996 and September 30, 1996....        1,350            1,350
     Paid-in capital......................   74,442,346       74,442,346
     Accumulated deficit..................  (10,403,373)      (8,490,740)
                                           ------------     ------------
Total stockholders' equity................   64,044,631       65,957,264
                                           ------------     ------------
                                           $161,668,827     $166,388,852
                                           ============     ============


Note:    The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for financial statements.

                            See accompanying notes.

                          COBBLESTONE GOLF GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          DECEMBER 31,
                                               -------------------------------
                                                   1996               1995
                                               -------------------------------
Operating revenues:
          Golf revenues.......................    $11,815,237     $ 9,373,464
          Food and beverage revenues..........      3,049,237       2,195,379
          Pro shop sales......................      1,616,216       1,138,159
          Other...............................        506,142         307,723
                                                  -----------     -----------
                    Total operating
                     revenues.................     16,986,832      13,014,725
Operating expenses:
          Golf course operations..............     11,209,382       8,448,048
          Cost of food and beverage...........        941,660         746,604
          Cost of pro shop sales..............      1,006,198         734,078
          General and administrative..........        968,547         838,730
          Depreciation and amortization.......      2,208,639       1,918,311
                                                  -----------     -----------
                    Total operating
                     expenses.................     16,334,426      12,685,771
                                                  -----------     -----------
Income from operations........................        652,406         328,954
Interest expense, net.........................     (2,542,159)     (2,573,612)
                                                  -----------     -----------
Loss before income taxes......................     (1,889,753)     (2,244,658)
Provision for income taxes....................         22,880           7,660
Net loss......................................    $(1,912,633)    $(2,252,318)
                                                  ===========     ===========

                           See accompanying notes.

                          COBBLESTONE GOLF GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                       DECEMBER 31,
                                               ------------------------------
                                                  1996               1995
                                               ------------------------------
OPERATING ACTIVITIES
Net loss.....................................     $(1,912,633)    $(2,252,318)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization...............       2,364,932       1,938,332
 Provision for doubtful accounts.............        (237,013)        402,544
 Changes in assets and liabilities:
  Notes and accounts
   receivable................................         167,860      (1,845,347)
  Inventory..................................        (359,537)       (201,770)
  Prepaid expenses and
   other assets..............................          48,138         264,684
  Accounts payable,
   accrued liabilities and
   deferred revenue..........................      (3,252,458)     (1,169,523)
                                                  -----------     -----------

Net cash used in operating activities........      (3,180,711)     (2,863,398)

INVESTING ACTIVITIES
Escrow deposits and other
 acquisition-related costs...................        (316,598)             --
Additions to property, equipment and
 leasehold interests.........................      (1,506,091)     (2,073,228)
                                                  -----------     -----------
Net cash used in investing activities........      (1,822,689)     (2,073,228)

FINANCING ACTIVITIES
Proceeds from long-term debt.................         700,000       4,500,000
Debt issuance costs and other
 debt-related costs..........................              --         (18,587)
Principal payments on long-term debt
 and capital leases..........................        (184,102)       (440,662)
Payments on deferred purchase price..........        (221,568)             --
                                                  -----------     -----------
Net cash provided by financing
 activities..................................         294,330       4,040,751
Net decrease in cash and cash
 equivalents.................................      (4,709,070)       (895,875)
Cash and cash equivalents at beginning.......       6,578,946       1,504,730
 of period...................................     -----------     -----------
Cash and cash equivalents at end of
 period......................................     $ 1,869,876     $   608,855
                                                  ===========     ===========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid during the period for:
     Interest................................     $ 4,343,953     $ 2,556,212
                                                  ===========     ===========
     Income taxes, net.......................     $    22,880     $   892,660
                                                  ===========     ===========

NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
Capital leases entered into..................     $   153,870     $   289,549
                                                  ===========     ===========


                            See accompanying notes.

                          COBBLESTONE GOLF GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

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

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.


2. USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          COBBLESTONE GOLF GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (UNAUDITED)



3.  NEW ACCOUNTING STANDARDS

  Effective October 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption had no impact on the Company's financial position or results of operations.

  Effective October 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established the fair value-based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the periods in which the related services are rendered. The Company has elected to continue with the current intrinsic value-based method, as allowed by SFAS 123, and will disclose the pro forma effect of adopting the fair value based method in future fiscal years beginning with the fiscal year ending September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

  Operating Revenue. Operating revenue increased to $17.0 million for the three months ended December 31, 1996 from $13.0 million for the comparable prior year period, an increase of $4.0 million or 30.5%. Of this increase, $3.1 million is attributable to operating revenue for the two courses acquired by the Company in June and July of 1996. The remaining $0.9 million is attributable to increased revenue from the Company's other facilities.

  Year over year comparisons at certain of the Company's private clubs are difficult. During the second half of fiscal 1995 and into fiscal 1996, the Company had established marketing programs to take advantage of the pent-up demand in areas surrounding certain of its private clubs. As a result, while revenues have generally increased at the Company's public and private facilities for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995, initiation fee revenues at certain of the Company's private clubs have decreased.

  Course-level Operating Expenses. Course-level operating expenses, which include costs of golf course operations (e.g., salaries, taxes and utilities), costs of food and beverage sales and costs of pro shop sales increased to $13.2 million for the three months ended December 31, 1996 from $9.9 million for the comparable period, an increase of $3.2 million or 32.5%. Of this increase, $2.5 million is attributable to course-level operating expenses for the two courses acquired by the Company in June and July of 1996. The remaining $0.7 million is attributable to increased course-level operating expenses from the Company's other facilities.

  General and Administrative Expenses. General and administrative expenses primarily consist of corporate salaries and related expenses and legal and accounting fees. General and administrative expenses increased to $1.0 million for the three months ended December 31, 1996 from $0.8 million for the comparable period, an increase of $0.1 million or 15.5%. The increase in expense was related to additional overhead to support the Company's expanded operations. General and administrative expenses as a percentage of operating revenue was 5.7% for the three months ended December 31, 1996, a decrease from 6.4% for the comparable prior year period.

  Depreciation and Amortization Expense. Depreciation and amortization expense increased to $2.2 million for the three months ended December 31, 1996 from $1.9 million for the comparable prior year period, an increase of $0.3 million or 15.1%. Of this increase, approximately $0.2 million is attributable to the inclusion of the two courses acquired in June and July of 1996.

  Income from Operations. Income from operations increased to $0.7 million for the three months ended December 31, 1996 from $0.3 million for the comparable prior year period, primarily due to the factors described above. Income from operations as a percentage of operating revenue was 3.8% for the three month period ended December 31, 1996, an increase from 2.5% for the comparable prior year period.

  Interest Expense, Net. Interest expense, net, decreased to $2.5 million for the three months ended December 31, 1996 from $2.6 million for the comparable prior period, a decrease of $0.1 million or 1.2%, due to the decrease in the level of outstanding debt.

  Provision for Income Taxes. The Company recorded a $23,000 provision for income taxes, which reflects the fact that certain subsidiaries generate taxable income in individual states and localities notwithstanding the Company's consolidated loss for financial reporting purposes.

  Net loss. Net loss decreased to $1.9 million for the three months ended December 31, 1996 from $2.3 million for the comparable period, primarily due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary uses of cash are to fund debt service and maintenance capital expenditures at its existing facilities (such as landscaping and purchasing golf cart fleets). The Company also implements one-time upgrade and renovation capital expenditures at its existing facilities in order to enhance its appeal to customers and members and to generate additional revenues and cash flow. Examples of these expenditures are the addition of courses (including nine hole additions) to existing facilities to increase capacity and clubhouse renovations to support increased dues and fees. These expenditures are generally of a non-recurring nature. In addition, the Company implements strategic capital expenditure programs which enable it to reduce course level operating costs and improve the efficiency of operations, such as improving the irrigation system, acquiring more efficient maintenance equipment and other programs which enhance the marketability and/or reduce the operating expenses of existing facilities. As part of its business strategy, the Company will require cash to continue to acquire, lease or manage additional golf courses and the related facilities and to complete any targeted renovations. The Company expended $0.3 million on escrow deposits and acquisition-related costs and $1.5 million on capital improvements during the three months ended December 31, 1996. As of December 31, 1996, the Company had approximately $3.6 million of long-term commitments for one-time capital expenditures with respect to a golf facility. The Company is not required and does not plan on expending the funds related to these commitments during fiscal 1997.

  Based upon the current level of operations and anticipated growth, the Company believes that cash flow from operations, together with available borrowings under the Company's credit facility and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on its indebtedness. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future working capital borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures.

  The Company intends to fund these expenditures primarily with operating cash flow and borrowings under its credit facility. The credit facility provides for borrowings of up to $50.0 million, of which $45.0 million is available to fund future acquisitions of golf courses and capital expenditures at such courses and certain capital improvements at existing courses, and $5.0 million of which is available for general working capital purposes. The total borrowing availability under the $45.0 million portion of the credit facility will decrease over the term of the facility beginning September 30, 1998. The credit facility provides that the Company may not make any acquisitions or upgrade capital expenditures when Funded Debt plus certain projected upgrade capital expenditures is greater than 6.5x of Adjusted EBITDA (each as defined in the credit facility), with certain adjustments for notes receivable, reducing over time. This 6.5x Funded Debt to Adjusted EBITDA test is reduced in subsequent years. The credit facility also imposes other limitations on the ability of the Company with respect to borrowings. In addition, as of December 31, 1996, the Company had $1.9 million of cash on hand to meet its working capital and other needs.

  Historically, the Company has financed its operations through borrowings under bank credit facilities and equity contributions by its stockholders. As of December 31, 1996, the Company's stockholders have invested a total of $46.3 million of equity to fund the expansion of the Company and its golf course portfolio. In addition, proceeds of a $30 million unit offering were contributed by Holdings to the Company as equity, increasing the total equity raised by the Company and Holdings since inception to approximately $74.4 million.

  For the three month period ended December 31, 1996, net cash used by operating activities was $3.2 million versus $2.9 million in the prior comparable period. The primary component of this change is the payment of accrued property taxes and accrued interest.

  During the three month period ended December 31, 1996, net cash used in investing activities was $1.8 million versus $2.1 million in the prior comparable period. Expenditures for the three months ended December 31, 1996 consisted of $0.3 million in escrow deposits and acquisition-related costs and $1.5 million in capital expenditures.

  During the three month period ended December 31, 1996, net cash provided by financing activities was $0.3 million versus $4.0 million in the prior comparable period. During the three months ended December 31, 1996, the Company borrowed $0.7 million under its working capital revolver and paid $0.4 million in principal of its existing obligations. At December 31, 1996, borrowings under the $50 million credit facility totaled $0.7 million.

RECENT DEVELOPMENTS

  In December, 1996, the Company entered into a purchase agreement and made a $200,000 escrow deposit on a 36-hole private country club located near Tampa, Florida. The Company is currently performing due diligence related to the acquisition of the facility and expects that the transaction will be completed during the second quarter of fiscal 1997.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       27.1  Financial Data Schedule - Cobblestone Golf Group, Inc.
       27.2  Financial Data Schedule - Escondido Consulting, Inc.
       27.3  Financial Data Schedule - Cobblestone Texas, Inc.
       27.4  Financial Data Schedule - Pecan Grove Golf Club, Inc.
       27.5  Financial Data Schedule - Foothills Holding Company, Inc.
       27.6  Financial Data Schedule - Bellows Golf Group, Inc.
       27.7  Financial Data Schedule - Carmel Mountain Ranch Golf Club, Inc.
       27.8  Financial Data Schedule - OVLC Management Corp.
       27.9  Financial Data Schedule - OVLC Financial Corp.
       27.10 Financial Data Schedule - CSR Golf Group, Inc.
       27.11 Financial Data Schedule - Lakeway Golf Clubs, Inc.
       27.12 Financial Data Schedule - Woodcrest Golf Club, Inc.
       27.13 Financial Data Schedule - Virginia Golf Country Club, Inc.
       27.14 Financial Data Schedule - Ocean Vista Land Company
       27.15 Financial Data Schedule - Golf Course Inns of America, Inc.
       27.16 Financial Data Schedule - Oceanside Golf Management Corp.
       27.17 Financial Data Schedule - Whispering Palms Country Club Joint
                                       Venture
       27.18 Financial Data Schedule - Lakeway Clubs, Inc.
       27.19 Financial Data Schedule - The Liquor Club at Pecan Grove, Inc.
       27.20 Financial Data Schedule - TGFC Corporation
       27.21 Financial Data Schedule - C-RHK, Inc.
       27.22 Financial Data Schedule - CEL Golf Group, Inc.
       27.23 Financial Data Schedule - SWC Golf Club, Inc.

  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three month period ended December 31, 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COBBLESTONE GOLF GROUP, INC.



   Date:  February 14, 1997       By:    /s/   STEFAN C. KARNAVAS
                                     ----------------------------
                                     Stefan C. Karnavas
                                     Chief Financial Officer (Duly
                                      Authorized Officer and Principal
                                      Financial and Accounting Officer)

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


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



   Date:  February 14, 1997       By:    /s/   STEFAN C. KARNAVAS
                                     ----------------------------
                                     Stefan C. Karnavas
                                     Chief Financial Officer (Duly
                                      Authorized Officer and Principal
                                      Financial and Accounting Officer)

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WHISPERING PALMS COUNTRY CLUB
                                  JOINT VENTURE



   Date:  February 14, 1997       By:    /s/   STEFAN C. KARNAVAS
                                     ----------------------------
                                     Stefan C. Karnavas
                                     Managing Member (Duly Authorized
                                      Officer and Principal Financial
                                      and Accounting Officer)