Form 10-Q
period 1997-03-31
COBBLESTONE GOLF GROUP INC; ESCONDIDO CONSULTING INC; COBBLESTONE TEXAS INC; PECAN GROVE GOLF CLUB INC; FOOTHILLS HOLDING CO INC; BELLOWS GOLF GROUP INC; CARMEL MOUNTAIN RANCH GOLF CLUB INC; OVLC MANAGEMENT CORP; OVLC FINANCIAL CORP; CSR GOLF GROUP INC
filed 1997-05-15
CIK 1017482, 1018737, 1018738, 1018739, 1018740, 1018741, 1018742, 1018743, 1018744, 1018745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

[_] TRANSITION REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                        333-09441 THROUGH 333-09441-24
                           (COMMISSION FILE NUMBERS)

                         COBBLESTONE GOLF GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                               95-4391248
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

Escondido Consulting, Inc.                   California  95-4287458
Cobblestone Texas, Inc.                        Texas     33-0586820
Pecan Grove Golf Club, Inc.                    Texas     76-0419898
Foothills Holding Company, Inc.                Nevada    33-0597846
Bellows Golf Group, Inc.                      Arizona    75-2321399
Carmel Mountain Ranch Golf Club, Inc.        California  33-0571226
OVLC Management Corp.                        California  33-0556136
OVLC Financial Corp.                         California  33-0556137
CSR Golf Group, Inc.                           Texas     75-2560373
Lakeway Golf Clubs, Inc.                       Texas     74-2738449
Woodcrest Golf Club, Inc.                      Texas     75-2563494
ELW Golf Group, Inc.                          Florida    59-3418394
Virginia Golf Country Club, Inc.              Virginia   54-1732348
Ocean Vista Land Company                     California  95-1968275
Golf Course Inns of America, Inc.            California  95-2582278
Oceanside Golf Management Corp.              California  33-0586045
Whispering Palms Country Club Joint Venture  California  95-6485317
Lakeway Clubs, Inc.                            Texas     74-2751365
The Liquor Club at Pecan Grove, Inc.           Texas     74-2062932
TGFC Corporation                               Texas     01-1766263
C-RHK, Inc.                                  California  33-0677567
CEL Golf Group, Inc.                          Georgia    58-2192268
SWC Golf Club, Inc.                            Texas     76-0504558
ELW Water, Inc.                               Florida    59-3423107

    3702 VIA DE LA VALLE, SUITE 202
          DEL MAR, CA                                     92014
    (ADDRESS OF PRINCIPAL OFFICES)                     (ZIP CODE)

                                (619) 794-2602
             (REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE)

                                NOT APPLICABLE
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    PERIOD)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ X ]  NO [    ].

  AS OF MAY 15, 1997, 135,030 SHARES OF COBBLESTONE GOLF GROUP, INC. COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                         COBBLESTONE GOLF GROUP, INC.

                      SECOND QUARTER REPORT ON FORM 10-Q

                                     INDEX

                                                                                               Page
                                                                                               ----
Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                March 31, 1997 (Unaudited) and September 30, 1996............................  1

              Consolidated Statements of Operations (Unaudited) -
                Three and six months ended March 31, 1997, and 1996..........................  2

              Consolidated Statements of Cash Flows (Unaudited) -
                Six months ended March 31, 1997 and 1996.....................................  3

              Notes to Consolidated Financial Statements (Unaudited) - March 31,
                1997.........................................................................  4

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations........................................................  6

Part II. Other Information

     Item 6.  Exhibit and Reports on Form 8-K................................................  10

Signatures...................................................................................  11

PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         COBBLESTONE GOLF GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                  MARCH 31,         SEPTEMBER 30,
                                                                                    1997                1996
                                                                                -------------       --------------
                                                                                 (UNAUDITED)            (NOTE)
ASSETS
Current assets:
 Cash and cash equivalents................................................      $  1,571,095         $  6,578,946
 Accounts receivable, net.................................................         3,761,072            2,868,190
 Current portion of notes receivable, net.................................         1,697,339            1,729,875
 Inventory................................................................         2,918,058            2,202,481
 Prepaid expenses and other current assets................................         1,077,380            1,170,884
                                                                                ------------         ------------
    Total current assets..................................................        11,024,944           14,550,376
Property, equipment and leasehold interests, net..........................       149,334,495          139,541,003
Notes receivable, net.....................................................         4,032,741            3,889,857
Intangible assets, net....................................................         3,754,692            3,898,185
Other assets, net.........................................................         4,414,950            4,509,431
                                                                                ------------         ------------
                                                                                $172,561,822         $166,388,852
                                                                                ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.........................................................      $  1,907,857         $  4,101,736
 Accrued payroll and related expenses.....................................         1,774,647            2,091,719
 Accrued interest expense.................................................         2,830,413            2,683,332
 Accrued property taxes...................................................           613,572            1,364,891
 Deferred revenue.........................................................         1,849,215            1,460,028
 Current portion of long-term debt and capital lease obligations..........           444,177              738,981
 Current portion of deferred purchase  price..............................           205,353              387,792
 Income taxes payable.....................................................            76,884               94,431
 Other current liabilities................................................         1,197,833            1,394,352
                                                                                ------------         ------------
    Total current liabilities.............................................        10,899,951           14,317,262
Long-term debt and capital lease obligations..............................        89,950,910           78,169,906
Note payable to stockholder/officer.......................................           228,543              224,787
Deferred purchase price...................................................           640,474              730,941
Long-term deferred revenue................................................         2,264,969            2,423,707
Deferred income taxes.....................................................         4,184,000            4,184,000
Minority interest.........................................................           378,585              380,985
Stockholders' equity:
 Redeemable preferred stock, $.01 par value
  Authorized shares--450,000
     Issued and outstanding shares--430,757 at March 31, 1997
      and September 30, 1996
     Liquidation preference of $43,075,700 at March 31, 1997 and
   September 30, 1996.....................................................             4,308                4,308
 Common stock, $.01 par value:
  Authorized shares--200,000
  Issued and outstanding shares--135,030 at March 31, 1997 and
     September 30, 1996...................................................             1,350                1,350
 Paid-in capital..........................................................        74,442,346           74,442,346
 Accumulated deficit......................................................       (10,433,614)          (8,490,740)
                                                                                ------------         ------------
Total stockholders' equity................................................        64,014,390           65,957,264
                                                                                ------------         ------------
                                                                                $172,561,822         $166,388,852
                                                                                ============         ============

Note:    The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for financial statements.

                            See accompanying notes.

                         COBBLESTONE GOLF GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 MARCH 31,                        MARCH 31,
                                       --------------------------      ------------------------------
                                            1997           1996           1997             1996
                                      --------------------------       ------------------------------
Operating revenues:
  Golf revenues  ....................    $13,944,044    $10,364,700    $25,759,281        $19,738,164
  Food and beverage revenues  .......      2,712,508      1,899,586      5,761,745          4,094,965
  Pro shop sales  ...................      1,271,721        995,894      2,887,937          2,134,053
  Other  ............................        767,713        731,776      1,273,855          1,039,499
                                         -----------    -----------    -----------        -----------
     Total operating revenues  ......     18,695,986     13,991,956     35,682,818         27,006,681
Operating expenses:
  Golf course operations  ...........     11,112,728      7,808,192     22,322,110         16,256,240
  Cost of food and beverage  ........        889,832        669,111      1,831,492          1,415,715
  Cost of pro shop sales  ...........        852,718        679,176      1,858,916          1,413,254
  General and administrative  .......        947,782        884,815      1,916,329          1,723,545
  Depreciation and amortization  ....      2,247,888      1,600,069      4,456,527          3,518,380
                                         -----------    -----------    -----------        -----------
     Total operating expenses  ......     16,050,948     11,641,363     32,385,374         24,327,134
                                         -----------    -----------    -----------        -----------
Income from operations  .............      2,645,038      2,350,593      3,297,444          2,679,547
Interest expense, net  ..............     (2,614,843)    (2,544,415)    (5,157,002)        (5,118,027)
                                         -----------    -----------    -----------        -----------
Income (loss) before income taxes....         30,195       (193,822)    (1,859,558)        (2,438,480)
Provision for income taxes  .........         60,436         15,740         83,316             23,400
                                         -----------    -----------    -----------        -----------
Net loss  ...........................    $   (30,241)   $  (209,562)   $(1,942,874)       $(2,461,880)
                                         ===========    ===========    ===========        ===========


                            See accompanying notes.

                          COBBLESTONE GOLF GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         ---------------------------
                                                                                             1997           1996
                                                                                         ---------------------------
OPERATING ACTIVITIES
Net loss...............................................................................  $ (1,942,874)   $(2,461,880)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization........................................................     4,769,507      3,907,432
  Provision for doubtful accounts......................................................      (228,999)      (232,575)
  Changes in assets and liabilities:
    Notes and accounts receivable......................................................      (313,031)      (694,583)
    Inventory..........................................................................      (610,472)      (403,915)
    Prepaid expenses and other assets..................................................       (52,227)       202,332
    Accounts payable, accrued liabilities and deferred
      revenue..........................................................................    (3,621,692)    (1,502,928)
                                                                                         ------------    -----------
Net cash used in operating activities..................................................    (1,999,788)    (1,186,117)

INVESTING ACTIVITIES
Acquisition-related costs..............................................................    (9,139,627)            --
Additions to property, equipment and leasehold interests...............................    (4,070,256)    (4,811,024)
                                                                                         ------------    -----------
Net cash used in investing activities..................................................   (13,209,883)    (4,811,024)

FINANCING ACTIVITIES
Proceeds from long-term debt...........................................................    11,964,000      8,300,000
Debt issuance costs and other debt-related costs.......................................            --       (186,221)
Principal payments on long-term debt and capital leases................................    (1,489,274)      (969,464)
Payments on deferred purchase price....................................................      (272,906)      (376,979)
                                                                                         ------------    -----------
Net cash provided by financing activities..............................................    10,201,820      6,767,336
Net increase (decrease) in cash and cash equivalents...................................    (5,007,851)       770,195
Cash and cash equivalents at beginning of period.......................................     6,578,946        820,608
                                                                                         ------------    -----------
Cash and cash equivalents at end of period.............................................  $  1,571,095    $ 1,590,803
                                                                                         ============    ===========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest..............................................................................  $  4,697,002    $ 4,728,552
                                                                                         ============    ===========
 Income taxes, net.....................................................................  $    100,863    $   903,400
                                                                                         ============    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases entered into............................................................  $  1,003,080    $ 1,834,017
                                                                                         ============    ===========

                            See accompanying notes.

                         COBBLESTONE GOLF GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

     Cobblestone Golf Group, Inc. (the "Company"), a Delaware corporation, was incorporated on August 10, 1992. The Company is a wholly-owned subsidiary of Cobblestone Holdings, Inc. ("Holdings"). Holdings is controlled by Brentwood Golf Partners, L.P., a partnership organized by Brentwood Associates and the Company's President. The Company owns and operates golf courses in the United States, with a current portfolio of 23 golf properties including private country clubs, semi-private clubs and public (or daily fee) courses. The Company's courses are concentrated in clusters near metropolitan areas primarily in the Sunbelt states (including Arizona, California and Texas) which have large golfing populations and attractive climates.

     The Company's business consists primarily of operating golf courses and related facilities, with revenue generated from membership fees and dues at private country clubs, greens fees, food and beverage services, golf cart rentals, retail merchandise sales, driving range fees and lodging fees. The Company owns 17 courses, leases four courses (subject to long-term leases in excess of 20 years, including extension options), leases one driving range and pro shop facility and manages one additional course. The Company's portfolio includes ten private country clubs, eight public facilities and five semi-private facilities.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.


2. USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          COBBLESTONE GOLF GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Operating Revenue. Operating revenue increased to $18.7 million for the three months ended March 31, 1997 from $14.0 million for the comparable prior year period, an increase of $4.7 million or 33.6%. Of this increase, $3.0 million is attributable to operating revenue for the two courses acquired by the Company in June and July of 1996 and $0.7 is attributable to the operating revenue for the course acquired by the Company in February of 1997. The remaining $1.0 million is attributable to increased revenue from the Company's other facilities.

     Course-level Operating Expenses. Course-level operating expenses, which include costs of golf course operations (e.g., salaries, taxes and utilities), costs of food and beverage sales and costs of pro shop sales increased to $12.9 million for the three months ended March 31, 1997 from $9.2 million for the comparable prior year period, an increase of $3.7 million or 40.4%. Of this increase, $2.3 million is attributable to course-level operating expenses for the two courses acquired by the Company in June and July of 1996 and $0.4 is attributable to course-level operating expenses for the course acquired by the Company in February of 1997. The remaining $1.0 million is attributable to increased course-level operating expenses from the Company's other facilities.

     General and Administrative Expenses. General and administrative expenses primarily consist of corporate salaries and related expenses and legal and accounting fees. General and administrative expenses were $0.9 for both the three months ended March 31, 1997 and 1996. Despite the expanded operations, the Company has been able to maintain its general and administrative expenses at a relatively constant level. General and administrative expenses as a percentage of operating revenue was 5.1% for the three months ended March 31, 1997, a decrease from 6.3% for the comparable prior year period.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased to $2.2 million for the three months ended March 31, 1997 from $1.6 million for the comparable prior year period, an increase of $0.6 million or 40.5%. Of this increase, approximately $0.2 million is attributable to the inclusion of the two courses acquired in June and July of 1996, and the remainder is due to depreciation and amortization expense on various capital projects completed since March 31, 1996.

     Income from Operations. Income from operations increased to $2.6 million for the three months ended March 31, 1997 from $2.4 million for the comparable prior year period, primarily due to the factors described above. Income from operations as a percentage of operating revenue was 14.1% for the three month period ended March 31, 1997, a decrease from 16.8% for the comparable prior year period. The decrease primarily is due to $0.3 million in rent expense associated with the lease of the course acquired in July of 1996.

     Interest Expense, Net. Interest expense, net, increased to $2.6 million for the three months ended March 31, 1997 from $2.5 million for the comparable prior period, an increase of $0.1 million or 2.8%.

     Provision for Income Taxes. The Company recorded a $60,000 provision for income taxes, which reflects the fact that certain subsidiaries generate taxable income in individual states and localities notwithstanding income of only $30,000 for financial reporting purposes.

     Net loss. Net loss decreased to $30,000 for the three months ended March 31, 1997 from $0.2 million for the comparable prior year period, primarily due to the factors described above.


  SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996

     Operating Revenue. Operating revenue increased to $35.7 million for the six months ended March 31, 1997 from $27.0 million for the comparable prior year period, an increase of $8.7 million or 32.1%. Of this increase, $6.0 million is attributable to operating revenue for the two courses acquired by the Company in June and July of 1996 and $0.7 is attributable to the operating revenue for the course acquired by the Company in February, 1997. The remaining $2.0 million is attributable to increased revenue from the Company's other facilities.

     Year over year comparisons at certain of the Company's private clubs are difficult. During the second half of fiscal 1995 and into fiscal 1996, the Company had established marketing programs to take advantage of the pent-up demand in areas surrounding certain of its private clubs. As a result, while revenues have generally increased at the Company's public and private facilities for the six months ended March 31, 1997 as compared to the six months ended March 31, 1996, initiation fee revenues at certain of the Company's private clubs have decreased.

     Course-level Operating Expenses. Course-level operating expenses, which include costs of golf course operations (e.g., salaries, taxes and utilities), costs of food and beverage sales and costs of pro shop sales increased to $26.0 million for the six months ended March 31, 1997 from $19.1 million for the comparable prior year period, an increase of $6.9 million or 36.3%. Of this increase, $4.8 million is attributable to course-level operating expenses for the two courses acquired by the Company in June and July of 1996 and $0.4 is attributable to course-level operating expenses for the course acquired by the Company in February of 1997. The remaining $1.7 million is attributable to increased course-level operating expenses from the Company's other facilities.

     General and Administrative Expenses. General and administrative expenses primarily consist of corporate salaries and related expenses and legal and accounting fees. General and administrative expenses increased to $1.9 million for the six months ended March 31, 1997 from $1.7 million for the comparable prior year period, an increase of $0.2 million or 11.2%. The increase in expense was related to additional overhead to support the Company's expanded operations during the first quarter of fiscal 1997. General and administrative expenses were relatively constant for the second quarter of fiscal 1997 and 1996. General and administrative expenses as a percentage of operating revenue was 5.4% for the six months ended March 31, 1997, a decrease from 6.4% for the comparable prior year period.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased to $4.5 million for the six months ended March 31, 1997 from $3.5 million for the comparable prior year period, an increase of $1.0 million or 26.7%. Of this increase, approximately $0.3 million is attributable to the inclusion of the two courses acquired in June and July of 1996, and the remainder is due to depreciation and amortization expense on various capital projects completed since March 31, 1996.

     Income from Operations. Income from operations increased to $3.3 million for the six months ended March 31, 1997 from $2.7 million for the comparable prior year period, primarily due to the factors described above. Income from operations as a percentage of operating revenue was 9.2% for the six month period ended March 31, 1997, a decrease from 9.9% for the comparable prior year period. The decrease primarily is due to $0.6 million in rent expense associated with the lease of the course acquired in July of 1996.

     Interest Expense, Net. Interest expense, net, increased to $5.2 million for the six months ended March 31, 1997 from $5.1 million for the comparable prior period, an increase of $0.1 million or 0.8%.

     Provision for Income Taxes. The Company recorded an $83,000 provision for income taxes, which reflects the fact that certain subsidiaries generate taxable income in individual states and localities notwithstanding the Company's consolidated loss for financial reporting purposes.

     Net loss. Net loss decreased to $1.9 million for the six months ended March 31, 1997 from $2.5 million for the comparable prior year period, primarily due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary uses of cash are to fund debt service and maintenance capital expenditures at its existing facilities (such as landscaping and purchasing golf cart fleets). The Company also implements one-time upgrade and renovation capital expenditures at their existing facilities in order to enhance their appeal to customers and members and to generate additional revenues and cash flow. Examples of these expenditures are the addition of courses (including nine hole additions) to existing facilities to increase capacity and clubhouse renovations to support increased dues and fees. These expenditures are generally of a non-recurring nature. In addition, the Company implements strategic capital expenditure programs which enable it to reduce course level operating costs and improve the efficiency of operations, such as improving the irrigation system, acquiring more efficient maintenance equipment and other programs which enhance the marketability and/or reduce the operating expenses of existing facilities. As part of its business strategy, the Company will require cash to continue to acquire, lease or manage additional golf courses and the related facilities and to complete any targeted renovations. The Company expended $9.1 million on acquisition-related costs and $4.1 million on capital improvements during the six months ended March 31, 1997. As of March 31, 1997, the Company had approximately $3.6 million of long-term commitments for one-time capital expenditures with respect to a golf facility.

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

     The Company intends to fund these expenditures primarily with operating cash flow and borrowings under its credit facility. The credit facility provides for borrowings of up to $50.0 million, of which $45.0 million is available to fund future acquisitions of golf courses and capital expenditures at such courses and certain capital improvements at existing courses, and $5.0 million of which is available for general working capital purposes. The total borrowing availability under the $45.0 million portion of the credit facility will decrease over the term of the facility beginning September 30, 1998. The credit facility provides that the Company may not make any acquisitions or upgrade capital expenditures when Funded Debt plus certain projected upgrade capital expenditures is greater than 6.5x of Adjusted EBITDA (each as defined in the credit facility), with certain adjustments for notes receivable, reducing over time. This 6.5x Funded Debt to Adjusted EBITDA test is reduced in subsequent years. The credit facility also imposes other limitations on the ability of the Company with respect to borrowings. In addition, as of March 31, 1997, the Company had $1.6 million of cash on hand to meet its working capital and other needs.

     Historically, the Company has financed its operations through borrowings under bank credit facilities and equity contributions by its stockholders. As of March 31, 1997, the Company's stockholders have invested a total of $46.3 million of equity to fund the expansion of the Company and its golf course portfolio. In addition, proceeds of a $30 million unit offering were contributed by Holdings to the Company as equity, increasing the total equity raised by the Company and Holdings since inception to approximately $74.4 million.

     For the six month period ended March 31, 1997, net cash used by operating activities was $2.0 million versus $1.2 million in the comparable prior year period. The primary component of this change is the payment of accounts payable balances.

     During the six month period ended March 31, 1997, net cash used in investing activities was $13.2 million versus $4.8 million in the prior comparable period. Expenditures for the six months ended March 31, 1997 consisted of $9.1 million in acquisition-related costs and $4.1 million in capital expenditures.

     During the six month period ended March 31, 1997, net cash provided by financing activities was $10.2 million versus $6.8 million in the prior comparable period. During the six months ended March 31, 1997, the Company borrowed $9.0 million under its acquisition facility and $3.0 under its working capital revolver. During that same period, the Company repaid $1.2 million under its working capital revolver and paid $0.6 million in principal of its other existing obligations. At March 31, 1997, borrowings under the $50 million credit facility totaled $10.8 million.

RECENT DEVELOPMENTS

     In February of 1997, the Company purchased a 36-hole private country club located near Tampa, Florida. Additionally, the Company purchased an 18-hole public golf course located near Atlanta, Georgia in April of 1997 bringing the total number of golf properties in the Company's portfolio to 24.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         27.1   Financial Data Schedule - Cobblestone Golf Group, Inc.
         27.2   Financial Data Schedule - Escondido Consulting, Inc.
         27.3   Financial Data Schedule - Cobblestone Texas, Inc.
         27.4   Financial Data Schedule - Pecan Grove Golf Club, Inc.
         27.5   Financial Data Schedule - Foothills Holding Company, Inc.
         27.6   Financial Data Schedule - Bellows Golf Group, Inc.
         27.7   Financial Data Schedule - Carmel Mountain Ranch Golf Club, Inc.
         27.8   Financial Data Schedule - OVLC Management Corp.
         27.9   Financial Data Schedule - OVLC Financial Corp.
         27.10  Financial Data Schedule - CSR Golf Group, Inc.
         27.11  Financial Data Schedule - Lakeway Golf Clubs, Inc.
         27.12  Financial Data Schedule - Woodcrest Golf Club, Inc.
         27.13  Financial Data Schedule - Virginia Golf Country Club, Inc.
         27.14  Financial Data Schedule - Ocean Vista Land Company
         27.15  Financial Data Schedule - Golf Course Inns of America, Inc.
         27.16  Financial Data Schedule - Oceanside Golf Management Corp.
         27.17 Financial Data Schedule - Whispering Palms Country Club Joint Venture
         27.18  Financial Data Schedule - Lakeway Clubs, Inc.
         27.19  Financial Data Schedule - The Liquor Club at Pecan Grove, Inc.
         27.20  Financial Data Schedule - TGFC Corporation
         27.21  Financial Data Schedule - C-RHK, Inc.
         27.22  Financial Data Schedule - CEL Golf Group, Inc.
         27.23  Financial Data Schedule - SWC Golf Club, Inc.
         27.24  Financial Data Schedule - ELW Golf Group, Inc.
         27.25  Financial Data Schedule - ELW Water, Inc.

   (b)   Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the six month period ended March 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     COBBLESTONE GOLF GROUP, INC.




     Date: May 15, 1997              By:    /s/ Stefan C. Karnavas
                                        ----------------------------------------
                                        Stefan C. Karnavas
                                        Chief Financial Officer (Duly Authorized
                                        Officer and Principal Financial and
                                        Accounting Officer)

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


ESCONDIDO CONSULTING, INC.              WOODCREST GOLF CLUB, INC.
COBBLESTONE TEXAS, INC.                 VIRGINIA GOLF COUNTRY CLUB, INC.
PECAN GROVE GOLF CLUB, INC.             OCEAN VISTA LAND COMPANY
FOOTHILLS HOLDING COMPANY, INC.         GOLF COURSE INNS OF AMERICA, INC.
BELLOWS GOLF GROUP, INC.                OCEANSIDE GOLF MANAGEMENT CORP.
CARMEL MOUNTAIN RANCH GOLF CLUB, INC.   THE LIQUOR CLUB AT PECAN GROVE, INC.
OVLC MANAGEMENT CORP.                   LAKEWAY CLUBS, INC.
OVLC FINANCIAL CORP.                    TGFC CORPORATION
CSR GOLF GROUP, INC.                    C-RHK, INC.
LAKEWAY GOLF CLUBS, INC.                CEL GOLF GROUP, INC.
ELW GOLF GROUP, INC.                    SWC GOLF CLUB, INC.
ELW WATER, INC.




   Date: May 15, 1997                   By:   /s/  Stefan C. Karnavas
                                           -------------------------------------
                                           Stefan C. Karnavas
                                           Chief Financial Officer (Duly
                                           Authorized Officer and Principal
                                           Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WHISPERING PALMS COUNTRY CLUB
                                        JOINT VENTURE




   Date: May 15, 1997                   By:   /s/   Stefan C. Karnavas
                                           -------------------------------------
                                           Stefan C. Karnavas
                                           Managing Member (Duly Authorized
                                           Officer and Principal Financial and
                                           Accounting Officer)