Form 10-Q
period 1997-06-30
COBBLESTONE GOLF GROUP INC; ESCONDIDO CONSULTING INC; COBBLESTONE TEXAS INC; PECAN GROVE GOLF CLUB INC; FOOTHILLS HOLDING CO INC; BELLOWS GOLF GROUP INC; CARMEL MOUNTAIN RANCH GOLF CLUB INC; OVLC MANAGEMENT CORP; OVLC FINANCIAL CORP; CSR GOLF GROUP INC
filed 1997-08-14
CIK 1017482, 1018737, 1018738, 1018739, 1018740, 1018741, 1018742, 1018743, 1018744, 1018745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

  AS OF AUGUST 14, 1997, 135,030 SHARES OF COBBLESTONE GOLF GROUP, INC. COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                          COBBLESTONE GOLF GROUP, INC.

                       THIRD QUARTER REPORT ON FORM 10-Q

                                     INDEX


                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets -
                   June 30, 1997 (Unaudited) and September 30, 1996.......   1

                 Consolidated Statements of Operations (Unaudited) -
                   Three and nine months ended June 30, 1997, and 1996....   2

                 Consolidated Statements of Cash Flows (Unaudited) -
                   Nine months ended June 30, 1997 and 1996...............   3

                 Notes to Consolidated Financial Statements (Unaudited) -
                   June 30, 1997..........................................   4

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................   6

Part II. Other Information

         Item 6. Exhibit and Reports on Form 8-K..........................   10

Signatures................................................................   11

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          COBBLESTONE GOLF GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                            JUNE 30,      SEPTEMBER 30,
                                                                                              1997             1996
                                                                                          -------------   --------------
                                                                                           (UNAUDITED)        (NOTE)
ASSETS
Current assets:
 Cash and cash equivalents...........................................................     $    902,645     $  6,578,946
 Accounts receivable, net............................................................        3,613,392        2,868,190
 Current portion of notes receivable, net............................................        2,011,887        1,729,875
 Inventory...........................................................................        2,606,280        2,202,481
 Prepaid expenses and other current assets...........................................          963,008        1,170,884
                                                                                          ------------     ------------
    Total current assets.............................................................       10,097,212       14,550,376
Property, equipment and leasehold interests, net.....................................      155,843,827      139,541,003
Notes receivable, net................................................................        3,958,863        3,889,857
Intangible assets, net...............................................................        3,687,636        3,898,185
Other assets, net....................................................................        4,562,278        4,509,431
                                                                                          ------------     ------------
                                                                                          $178,149,816     $166,388,852
                                                                                          ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable....................................................................     $  1,549,059     $  4,101,736
 Accrued payroll and related expenses................................................        1,728,322        2,091,719
 Accrued interest expense............................................................          980,944        2,683,332
 Accrued property taxes..............................................................        1,041,770        1,364,891
 Deferred revenue....................................................................        1,903,249        1,460,028
 Current portion of long-term debt and capital lease obligations.....................          298,407          738,981
 Current portion of deferred purchase price..........................................          205,353          387,792
 Income taxes payable................................................................           76,884           94,431
 Other current liabilities...........................................................        1,280,613        1,394,352
                                                                                          ------------     ------------
    Total current liabilities........................................................        9,064,601       14,317,262
Long-term debt and capital lease obligations.........................................       96,155,004       78,169,906
Note payable to stockholder/officer..................................................          230,483          224,787
Deferred purchase price..............................................................          589,135          730,941
Long-term deferred revenue...........................................................        2,196,100        2,423,707
Deferred income taxes................................................................        4,184,000        4,184,000
Minority interest....................................................................          378,585          380,985
Stockholders' equity:
 Redeemable preferred stock, $.01 par value
  Authorized shares--450,000
  Issued and outstanding shares--430,757 at June 30, 1997
   and September 30, 1996
  Liquidation preference of $43,075,700 at June 30, 1997 and
   September 30, 1996................................................................            4,308            4,308
 Common stock, $.01 par value:
  Authorized shares--200,000
  Issued and outstanding shares--135,030 at June 30, 1997 and
   September 30, 1996................................................................            1,350            1,350
 Paid-in capital.....................................................................       74,442,346       74,442,346
 Accumulated deficit.................................................................       (9,096,096)      (8,490,740)
                                                                                          ------------     ------------
Total stockholders' equity...........................................................       65,351,908       65,957,264
                                                                                          ------------     ------------
                                                                                          $178,149,816     $166,388,852
                                                                                          ============     ============

Note:    The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for financial statements.

                            See accompanying notes.

                          COBBLESTONE GOLF GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                   ---------------------------        ---------------------------
                                                       1997            1996               1997            1996
                                                   ---------------------------        ---------------------------
Operating revenues:
  Golf revenues................................    $17,099,077     $12,022,824        $42,858,358     $31,760,988
  Food and beverage revenues...................      4,006,414       2,791,531          9,768,159       6,886,496
  Pro shop sales...............................      1,758,654       1,269,682          4,646,591       3,403,735
  Other........................................      1,030,282         625,153          2,304,137       1,664,652
                                                   -----------     -----------        -----------     -----------
     Total operating revenues..................     23,894,427      16,709,190         59,577,245      43,715,871
Operating expenses:
  Golf course operations.......................     13,718,253       9,604,269         36,040,363      25,860,509
  Cost of food and beverage....................      1,326,162         915,613          3,157,654       2,331,328
  Cost of pro shop sales.......................      1,466,384         846,057          3,325,300       2,259,311
  General and administrative...................        988,804         872,254          2,905,133       2,595,799
  Depreciation and amortization................      2,017,377       1,834,844          6,473,904       5,353,224
                                                   -----------     -----------        -----------     -----------
     Total operating expenses..................     19,516,980      14,073,037         51,902,354      38,400,171
                                                   -----------     -----------        -----------     -----------
Income from operations.........................      4,377,447       2,636,153          7,674,891       5,315,700
Interest expense, net..........................     (2,849,006)     (2,722,191)        (8,006,008)     (7,840,218)
                                                   -----------     -----------        -----------     -----------
Income (loss) before income taxes and
 extraordinary item............................      1,528,441         (86,038)          (331,117)     (2,524,518)
Provision for income taxes.....................        190,923         114,080            274,239         137,480
                                                   -----------     -----------        -----------     -----------
Income (loss) before extraordinary item........      1,337,518        (200,118)          (605,356)     (2,661,998)
Extraordinary item.............................             --      (3,520,401)                --      (3,520,401)
                                                   -----------     -----------        -----------     -----------
Net income (loss)..............................    $ 1,337,518     $(3,720,519)       $  (605,356)    $(6,182,399)
                                                   ===========     ===========        ===========     ===========

                            See accompanying notes.

                          COBBLESTONE GOLF GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                NINE MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                          ----------------------------
                                                                                              1997            1996
                                                                                          ----------------------------
OPERATING ACTIVITIES
Net loss  ..........................................................................      $   (605,356)   $ (6,182,399)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization  ....................................................         6,937,346       5,983,262
 Loss on early extinguishment of debt...............................................                --       3,520,401
 Provision for doubtful accounts  ..................................................          (410,013)       (395,741)
 Changes in assets and liabilities:
  Notes and accounts receivable  ...................................................          (225,007)       (691,142)
  Inventory  .......................................................................          (298,694)       (502,160)
  Prepaid expenses and other assets  ...............................................          (280,889)         89,959
  Accounts payable, accrued liabilities and deferred
   revenue  ........................................................................        (5,371,826)     (2,009,547)
                                                                                          ------------    ------------
Net cash used in operating activities  .............................................          (254,439)       (187,367)

INVESTING ACTIVITIES
Acquisition-related costs  .........................................................       (15,058,158)     (6,289,391)
Additions to property, equipment and leasehold interests  ..........................        (5,553,286)     (6,641,993)
                                                                                          ------------    ------------
Net cash used in investing activities  .............................................       (20,611,444)    (12,931,384)

FINANCING ACTIVITIES
Proceeds from long-term debt  ......................................................        20,726,000      78,300,000
Debt issuance costs and other debt-related costs  ..................................                --      (2,995,310)
Principal payments on long-term debt and capital leases  ...........................        (5,212,173)    (89,524,208)
Payments on deferred purchase price  ...............................................          (324,245)       (376,979)
Proceeds from issuance of stock and capital contributions  .........................                --      28,735,697
                                                                                          ------------    ------------
Net cash provided by financing activities  .........................................        15,189,582      14,139,200
Net increase (decrease) in cash and cash equivalents  ..............................        (5,676,301)      1,020,449
Cash and cash equivalents at beginning of period  ..................................         6,578,946         820,608
                                                                                          ------------    ------------
Cash and cash equivalents at end of period  ........................................      $    902,645    $  1,841,057
                                                                                          ============    ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest  .........................................................................      $  9,113,819    $  6,583,722
                                                                                          ============    ============
 Income taxes, net  ................................................................      $    291,706    $  1,393,137
                                                                                          ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases entered into  .......................................................      $  2,017,550    $  2,308,347
                                                                                          ============    ============

                            See accompanying notes.

                          COBBLESTONE GOLF GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

  Cobblestone Golf Group, Inc. (the "Company"), a Delaware corporation, was incorporated on August 10, 1992. The Company is a wholly-owned subsidiary of Cobblestone Holdings, Inc. ("Holdings"). Holdings is controlled by Brentwood Golf Partners, L.P., a partnership organized by Brentwood Associates and the Company's President. The Company owns and operates golf courses in the United States, with a current portfolio of 24 golf properties including private country clubs, semi-private clubs and public (or daily fee) courses. The Company's courses are concentrated in clusters near metropolitan areas primarily in the Sunbelt states (including Arizona, California and Texas) which have large golfing populations and attractive climates.

  The Company's business consists primarily of operating golf courses and related facilities, with revenue generated from membership fees and dues at private country clubs, greens fees, food and beverage services, golf cart rentals, retail merchandise sales, driving range fees and lodging fees. The Company owns 18 courses, leases four courses (subject to long-term leases in excess of 20 years, including extension options), leases one driving range and pro shop facility and manages one additional course. The Company's portfolio includes ten private country clubs, nine public facilities and five semi-private facilities.

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

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.


2. USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          COBBLESTONE GOLF GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

  Operating Revenue. Operating revenue increased to $23.9 million for the three months ended June 30, 1997 from $16.7 million for the comparable prior year period, an increase of $7.2 million or 43.1%. Of this increase, $3.7 million is attributable to operating revenue for the two courses acquired by the Company in June and July of 1996 and $2.4 is attributable to the operating revenue for the two courses acquired by the Company in February and April of 1997. The remaining $1.1 million is attributable to increased revenue from the Company's other facilities.

  Course-level Operating Expenses. Course-level operating expenses, which include costs of golf course operations (e.g., salaries, taxes and utilities), costs of food and beverage sales and costs of pro shop sales increased to $16.5 million for the three months ended June 30, 1997 from $11.4 million for the comparable prior year period, an increase of $5.1 million or 44.7%. Of this increase, $2.7 million is attributable to course-level operating expenses for the two courses acquired by the Company in June and July of 1996 and $1.6 is attributable to course-level operating expenses for the two courses acquired by the Company in February and April of 1997.

  General and Administrative Expenses. General and administrative expenses primarily consist of corporate salaries and related expenses and legal and accounting fees. General and administrative expenses were $1.0 million for the three months ended June 30, 1997 and $0.9 million for the three months ended June 30, 1996. General and administrative expenses as a percentage of operating revenue was 4.1% for the three months ended June 30, 1997, a decrease from 5.2% for the comparable prior year period.

  Depreciation and Amortization Expense. Depreciation and amortization expense increased to $2.0 million for the three months ended June 30, 1997 from $1.8 million for the comparable prior year period, an increase of $0.2 million or 11.1%. Of this increase, approximately $0.1 million is attributable to the inclusion of the two courses acquired in June and July of 1996, and $0.2 million is attributable to the inclusion of the two courses acquired by the Company in February and April of 1997.

  Income from Operations. Income from operations increased to $4.4 million for the three months ended June 30, 1997 from $2.6 million for the comparable prior year period, primarily due to the factors described above. Income from operations as a percentage of operating revenue was 18.3% for the three month period ended June 30, 1997, an increase from 15.8% for the comparable prior year period.

  Interest Expense, Net. Interest expense, net, increased to $2.8 million for the three months ended June 30, 1997 from $2.7 million for the comparable prior period, an increase of $0.1 million or 3.7%.

  Provision for Income Taxes. The Company recorded a $0.2 million provision for income taxes, which reflects the fact that certain subsidiaries generate taxable income in individual states and localities notwithstanding the Company's consolidated loss for financial reporting purposes for the nine months ended June 30, 1997.

  Net income. Net income was $1.3 million for the three months ended June 30, 1997 compared to a net loss of $3.7 million for the comparable prior year period. In addition to the factors described above, a $3.5 million loss on early extinguishment of debt was recorded during the three months ended June 30, 1996.

 NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996

  Operating Revenue. Operating revenue increased to $59.6 million for the nine months ended June 30, 1997 from $43.7 million for the comparable prior year period, an increase of $15.9 million or 36.4%. Of this increase, $9.8 million is attributable to operating revenue for the two courses acquired by the Company in June and July of 1996 and $3.1 is attributable to the operating revenue for the two courses acquired by the Company in February and April of 1997. The remaining $3.0 million is attributable to increased revenue from the Company's other facilities.

  Course-level Operating Expenses. Course-level operating expenses, which include costs of golf course operations (e.g., salaries, taxes and utilities), costs of food and beverage sales and costs of pro shop sales increased to $42.5 million for the nine months ended June 30, 1997 from $30.5 million for the comparable prior year period, an increase of $12.0 million or 39.3%. Of this increase, $7.5 million is attributable to course-level operating expenses for the two courses acquired by the Company in June and July of 1996 and $2.0 is attributable to course-level operating expenses for the two courses acquired by the Company in February and April of 1997. The remaining $2.5 million is attributable to increased course-level operating expenses from the Company's other facilities.

  General and Administrative Expenses. General and administrative expenses primarily consist of corporate salaries and related expenses and legal and accounting fees. General and administrative expenses increased to $2.9 million for the nine months ended June 30, 1997 from $2.6 million for the comparable prior year period, an increase of $0.3 million or 11.5%. The increase in expense was related to additional overhead to support the Company's expanded operations during the first quarter of fiscal 1997. General and administrative expenses were relatively constant for the second and third quarters of fiscal 1997. General and administrative expenses as a percentage of operating revenue was 4.9% for the nine months ended June 30, 1997, a decrease from 5.9% for the comparable prior year period.

  Depreciation and Amortization Expense. Depreciation and amortization expense increased to $6.5 million for the nine months ended June 30, 1997 from $5.4 million for the comparable prior year period, an increase of $1.1 million or 20.4%. Of this increase, approximately $0.4 million is attributable to the inclusion of the two courses acquired in June and July of 1996 and $0.2 million is attributable to the inclusion of the two courses acquired by the Company in February and April of 1997. The remainder is due to depreciation and amortization expense on various capital projects completed since March 1996.

  Income from Operations. Income from operations increased to $7.7 million for the nine months ended June 30, 1997 from $5.3 million for the comparable prior year period, primarily due to the factors described above. Income from operations as a percentage of operating revenue was 12.9% for the nine month period ended June 30, 1997, an increase from 12.2% for the comparable prior year period.

  Interest Expense, Net. Interest expense, net, increased to $8.0 million for the nine months ended June 30, 1997 from $7.8 million for the comparable prior period, an increase of $0.2 million or 2.6%.

  Provision for Income Taxes. The Company recorded an $0.3 million provision for income taxes, which reflects the fact that certain subsidiaries generate taxable income in individual states and localities notwithstanding the Company's consolidated loss for financial reporting purposes.

  Net loss. Net loss decreased to $0.6 million for the nine months ended June 30, 1997 from $6.2 million for the comparable prior year period. In addition to the factors described above, a $3.5 million loss on early extinguishment of debt was recorded during the nine months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary uses of cash are to fund debt service and maintenance capital expenditures at its existing facilities (such as landscaping and purchasing golf cart fleets). The Company also implements one-time upgrade and renovation capital expenditures at its existing facilities in order to enhance their appeal to customers and members and to generate additional revenues and cash flow. Examples of these expenditures are the addition of courses (including nine hole additions) to existing facilities to increase capacity and clubhouse renovations to support increased dues and fees. These expenditures are generally of a non-recurring nature. In addition, the Company implements strategic capital expenditure programs which enable it to reduce course level operating costs and improve the efficiency of operations, such as improving the irrigation system, acquiring more efficient maintenance equipment and other programs which enhance the marketability and/or reduce the operating expenses of existing facilities. As part of its business strategy, the Company will require cash to continue to acquire, lease or manage additional golf courses and the related facilities and to complete any targeted renovations. The Company expended $15.1 million on acquisition-related costs and $5.5 million on capital improvements during the nine months ended June 30, 1997. As of June 30, 1997, the Company had approximately $3.6 million of long-term commitments for one-time capital expenditures with respect to a golf facility.

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

  The Company intends to fund these expenditures primarily with operating cash flow and borrowings under its credit facility. The credit facility provides for borrowings of up to $50.0 million, of which $45.0 million is available to fund future acquisitions of golf courses and capital expenditures at such courses and certain capital improvements at existing courses, and $5.0 million of which is available for general working capital purposes. The total borrowing availability under the $45.0 million portion of the credit facility will decrease over the term of the facility beginning September 30, 1998. The credit facility provides that the Company may not make any acquisitions or upgrade capital expenditures when Funded Debt plus certain projected upgrade capital expenditures is greater than 6.5x of Adjusted EBITDA (each as defined in the credit facility), with certain adjustments for notes receivable, reducing over time. This 6.5x Funded Debt to Adjusted EBITDA test is reduced in subsequent years. The credit facility also imposes other limitations on the ability of the Company with respect to borrowings. In addition, as of June 30, 1997, the Company had $0.9 million of cash on hand to meet its working capital and other needs and $3.5 million available on its working capital revolver.

  Historically, the Company has financed its operations through borrowings under bank credit facilities and equity contributions by its stockholders. As of June 30, 1997, the Company's stockholders have invested a total of $46.3 million of equity to fund the expansion of the Company and its golf course portfolio. In addition, proceeds of a $30 million unit offering were contributed by Holdings to the Company as equity, increasing the total equity raised by the Company and Holdings since inception to approximately $74.4 million.

  For the nine month period ended June 30, 1997, net cash used in operating activities was $0.3 million versus $0.2 million in the comparable prior year period. The largest components of the cash used in operating activities is the payment of $5.4 million of accounts payable, accrued liabilities offset by $6.9 million of depreciation and amortization.

  During the nine month period ended June 30, 1997, net cash used in investing activities was $20.6 million versus $12.9 million in the prior comparable period. Expenditures for the nine months ended June 30, 1997 consisted of $15.1 million in acquisition-related costs and $5.5 million in capital expenditures.

  During the nine month period ended June 30, 1997, net cash provided by financing activities was $15.2 million versus $14.1 million in the prior comparable period. During the nine months ended June 30, 1997, the Company borrowed $14.7 million under its acquisition facility and $6.0 under its working capital revolver. During that same period, the Company repaid $4.5 million under its working capital revolver and paid $1.0 million in principal of its other existing obligations. At June 30, 1997 borrowings under the $50 million credit facility totaled $16.2 million.

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

  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the nine month period ended June 30, 1997.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COBBLESTONE GOLF GROUP, INC.



   Date:  August 14, 1997           By: /s/ Stefan C. Karnavas
                                       -----------------------
                                       Stefan C. Karnavas
                                       Chief Financial Officer (Duly Authorized
                                       Officer and Principal Financial and
                                        Accounting Officer)

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



   Date:  August 14, 1997         By:   /s/ Stefan C. Karnavas
                                        ----------------------
                                        Stefan C. Karnavas
                                        Chief Financial Officer (Duly Authorized
                                        Officer and Principal Financial and
                                         Accounting Officer)

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WHISPERING PALMS COUNTRY CLUB
                                  JOINT VENTURE



   Date:  August 14, 1997         By:   /s/ Stefan C. Karnavas
                                        ----------------------
                                        Stefan C. Karnavas
                                        Managing Member (Duly Authorized
                                        Officer and Principal Financial and
                                         Accounting Officer)