Form 10-Q
period 1997-12-31
COBBLESTONE GOLF GROUP INC; ESCONDIDO CONSULTING INC; COBBLESTONE TEXAS INC; PECAN GROVE GOLF CLUB INC; FOOTHILLS HOLDING CO INC; BELLOWS GOLF GROUP INC; CARMEL MOUNTAIN RANCH GOLF CLUB INC; OVLC MANAGEMENT CORP; OVLC FINANCIAL CORP; CSR GOLF GROUP INC
filed 1998-02-17
CIK 1017482, 1018737, 1018738, 1018739, 1018740, 1018741, 1018742, 1018743, 1018744, 1018745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

[   ]       TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM _________ TO _________.

                        333-09441 THROUGH 333-09441-28
                           (COMMISSION FILE NUMBERS)

                         COBBLESTONE GOLF GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                        95-4391248
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

Escondido Consulting, Inc.        California   95-4287458       Whispering Palms Country          California   95-6485317
Cobblestone Texas, Inc.             Texas      33-0586820         Joint Venture
Pecan Grove Golf Club, Inc.         Texas      76-0419898       Lakeway Clubs, Inc.                 Texas      74-2751365
Foothills Holding Company, Inc.     Nevada     33-0597846       The Liquor Club at Pecan Grove,
Bellows Golf Group, Inc.           Arizona     75-2321399         Inc.                              Texas      74-2062932
Carmel Mountain Ranch Golf Club,                                TGFC Corporation                    Texas      01-1766263
  Inc.                            California   33-0571226       C-RHK, Inc.                       California   33-0677567
OVLC Management Corp.             California   33-0556136       CEL Golf Group, Inc.               Georgia     58-2192268
OVLC Financial Corp.              California   33-0556137       SWC Golf Club, Inc.                 Texas      76-0504558
CSR Golf Group, Inc.                 Texas     75-2560373       ELW Golf Group, Inc.                Florida    59-3418394
Lakeway Golf Clubs, Inc.             Texas     74-2738449       ELW Water, Inc.                    Florida     59-3423107
Woodcrest Golf Club, Inc.            Texas     75-2563494       Trophy Club Beverage, Inc.           Texas     75-2516662
Virginia Golf Country Club, Inc.   Virginia    54-1732348       Sweetwater Beverage, Inc.            Texas     76-0247992
Ocean Vista Land Company          California   95-1968275       Club Stonebridge                    Texas      75-2590483
Golf Course Inns of America, Inc. California   95-2582278       Club Ranch                          Texas      75-2590485
Oceanside Golf Management Corp.   California   33-0586045

   3702 VIA DE LA VALLE, SUITE 202
          Del Mar, CA                                                 92014
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

          AS OF FEBRUARY 17, 1998, 135,030 SHARES OF COBBLESTONE GOLF GROUP, INC. COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                         COBBLESTONE GOLF GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,        SEPTEMBER 30,
                                                                              1997                 1997
                                                                          -------------       --------------
                                                                           (UNAUDITED)            (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents  ...........................................  $    388,758         $  3,519,133
  Accounts receivable, net  ............................................     3,563,477            3,067,347
  Current portion of notes receivable, net  ............................     2,140,557            2,108,796
  Inventory    .........................................................     2,977,193            2,450,328
  Prepaid expenses and other current assets  ...........................     1,218,678            1,238,616
                                                                          ------------         ------------
     Total current assets  .............................................    10,288,663           12,384,220
Property, equipment and leasehold interests, net  ......................   163,571,338          156,228,507
Notes receivable, net  .................................................     4,051,055            3,964,691
Intangible assets, net  ................................................     3,553,209            3,611,199
Other assets, net  .....................................................     4,112,589            4,142,864
                                                                          ------------         ------------
                                                                          $185,576,854         $180,331,481
                                                                          ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  ....................................................  $  1,396,595         $  3,502,231
  Accrued payroll and related expenses  ................................     2,241,739            2,522,130
  Accrued interest expense  ............................................       946,116            2,830,562
  Accrued property taxes  ..............................................     1,594,985            1,576,078
  Deferred revenue  ....................................................     1,579,221            1,666,970
  Current portion of long-term debt and capital lease obligations  .....     1,145,080            1,171,123
  Current portion of deferred purchase price  ..........................       205,353              205,353
  Income taxes payable  ................................................        49,000               49,000
  Other current liabilities  ...........................................     1,006,438              529,823
                                                                          ------------         ------------
     Total current liabilities..........................................    10,164,527           14,053,270
Long-term debt and capital lease obligations  ..........................   103,016,237           93,421,794
Note payable to stockholder/officer  ...................................       234,494              232,467
Deferred purchase price  ...............................................       486,459              537,797
Long-term deferred revenue  ............................................     1,971,361            2,128,480
Deferred income taxes  .................................................     4,184,000            4,184,000
Minority interest  .....................................................       336,543              336,543
Commitments
Stockholders' equity:
  Redeemable preferred stock, $.01 par value
    Authorized shares--450,000
    Issued and outstanding shares--430,757 at December 31, 1997 and September 30, 1997
    Liquidation preference of $43,075,700 at December 31, 1997 and
     September 30, 1997  ...............................................         4,308                4,308
  Common stock, $.01 par value:
   Authorized shares--200,000
   Issued and outstanding shares--135,030 at December 31, 1997 and
     September 30, 1997.................................................         1,350                1,350
  Paid-in capital  .....................................................    74,442,346           74,442,346
  Accumulated deficit  .................................................    (9,264,771)          (9,010,874)
                                                                          ------------         ------------
Total stockholders' equity  ............................................    65,183,233           65,437,130
                                                                          ------------         ------------
                                                                          $185,576,854         $180,331,481
                                                                          ============         ============

Note:    The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for financial statements.

                            See accompanying notes.

                         COBBLESTONE GOLF GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                      DECEMBER 31,
                                            ------------------------------
                                               1997               1996
                                            ------------------------------
Operating revenues:
   Golf revenues  ........................   $14,871,774         $11,815,237
   Food and beverage revenues  ...........     3,693,186           3,049,237
   Pro shop sales  .......................     1,696,085           1,616,216
   Other  ................................       791,648             506,142
                                             -----------         -----------
       Total operating revenues  .........    21,052,693          16,986,832
Operating expenses:
   Golf course operations  ...............    12,736,480          11,209,382
   Cost of food and beverage  ............     1,155,530             941,660
   Cost of pro shop sales  ...............     1,049,017           1,006,198
   General and administrative  ...........     1,055,809             968,547
   Depreciation and amortization  ........     2,421,631           2,208,639
                                             -----------         -----------
       Total operating expenses  .........    18,418,467          16,334,426
                                             -----------         -----------
Income from operations  ..................     2,634,226             652,406
Interest expense, net  ...................    (2,879,103)         (2,542,159)
                                             -----------         -----------
Loss before income taxes  ................      (244,877)         (1,889,753)
Provision for income taxes  ..............         9,020              22,880
                                             -----------         -----------
Net loss  ................................   $  (253,897)        $(1,912,633)
                                             ===========         ===========

                            See accompanying notes.

                         COBBLESTONE GOLF GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                 ----------------------------
                                                    1997           1996
                                                 ----------------------------
OPERATING ACTIVITIES
Net loss......................................    $  (253,897)   $(1,912,633)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization................      2,575,655      2,364,932
 Provision for doubtful accounts..............        (59,270)      (237,013)
 Changes in assets and liabilities:
   Notes and accounts receivable..............       (554,985)       167,860
   Inventory..................................       (518,158)      (359,537)
   Prepaid expenses and other assets..........        (96,789)        48,138
   Accounts payable, accrued liabilities
     and deferred revenue.....................     (3,989,626)    (3,252,458)
                                                  -----------    -----------
Net cash used in operating activities.........     (2,897,070)    (3,180,711)

INVESTING ACTIVITIES
Acquisitions..................................     (6,402,631)      (316,598)
Additions to property, equipment and
 leasehold interests..........................     (3,230,240)    (1,506,091)
                                                  -----------    -----------
Net cash used in investing activities.........     (9,632,871)    (1,822,689)

FINANCING ACTIVITIES
Proceeds from long-term debt..................      9,572,000        700,000
Principal payments on long-term debt
 and capital leases...........................       (121,096)      (184,102)
Payments on deferred purchase price...........        (51,338)      (221,568)
                                                  -----------    -----------
Net cash provided by financing
 activities...................................      9,399,566        294,330
Net decrease in cash and cash
 equivalents..................................     (3,130,375)    (4,709,070)
Cash and cash equivalents at beginning
 of period....................................      3,519,133      6,578,946
                                                  -----------    -----------
Cash and cash equivalents at end of
 period.......................................    $   388,758    $ 1,869,876
                                                  ===========    ===========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid during the period for:
          Interest............................    $ 4,609,526    $ 4,343,953
                                                  ===========    ===========
          Income taxes, net...................    $     9,020    $    22,880
                                                  ===========    ===========

NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
Capital leases entered into...................    $   116,580    $   153,870
                                                  ===========    ===========


                            See accompanying notes.

                          COBBLESTONE GOLF GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

          Cobblestone Golf Group, Inc. (the ''Company''), a Delaware corporation, was incorporated on August 10, 1992. The Company is a wholly-owned subsidiary of Cobblestone Holdings, Inc. (''Holdings''). Holdings is controlled by Brentwood Golf Partners, L.P., a partnership organized by Brentwood Associates and the Company's President. The Company owns and operates golf courses in the United States, with a current portfolio of 25 golf properties including private country clubs, semi-private clubs and public (or daily fee) courses. The Company's courses are concentrated in clusters near metropolitan areas primarily in the Sunbelt states (including Arizona, California, Georgia, Florida, Texas and Virginia) which have large golfing populations and attractive climates.

          The Company's business consists primarily of operating golf courses and related facilities, with revenue generated from membership fees and dues at private country clubs, greens fees, food and beverage services, golf cart rentals, retail merchandise sales, driving range fees and lodging fees. The Company owns nineteen courses, leases four courses (subject to long-term leases in excess of 20 years, including extension options), leases one driving range and pro shop facility and manages one additional course. The Company's portfolio includes ten private country clubs, nine public facilities and six semi-private facilities.

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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.


2. USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          COBBLESTONE GOLF GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                                  (UNAUDITED)



3.  SUBSEQUENT EVENTS

          In January, 1998, Holdings announced that it had reached a definitive merger agreement to be acquired by The Meditrust Companies ("Meditrust") for Meditrust stock valued at approximately $241 million. In addition, under the terms of the agreement, approximately $154 million of Holdings' debt and associated costs will be either refinanced or assumed as a condition of closing. Meditrust is a paired share real estate investment trust and the nation's largest heath care real estate investment trust.

          In February, 1998, the Company purchased an 18-hole semi-private country club located near Orlando, Florida for a total cash purchase price of approximately $5.8 million. Also in February, 1998, the Company purchased an 18-hole semi-private country club located near Atlanta, Georgia for a total cash purchase price of approximately $5.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER
                                   31, 1996

          Operating Revenue. Operating revenue increased to $21.1 million for the three months ended December 31, 1997 from $17.0 million for the comparable prior year period, an increase of $4.1 million or 23.9%. Of this increase, $1.9 million is attributable to operating revenue for the two courses acquired by the Company in February and March, 1997 and $0.2 million is attributable to the course acquired by the Company in November, 1997. The remaining $2.0 million is attributable to a general increase in operating revenue from the Company's other facilities as a result of increased marketing efforts, price increases and utilization.

          Course-level Operating Expenses. Course-level operating expenses, which include costs of golf course operations (e.g., salaries, taxes and utilities), costs of food and beverage sales and costs of pro shop sales increased to $14.9 million for the three months ended December 31, 1997 from $13.2 million for the comparable prior year period, an increase of $1.7 million or 13.6%. Of this increase, $1.5 million is attributable to course-level operating expenses for the two courses acquired by the Company in February and March, 1997 and $0.1 million is attributable to the course acquired by the Company in November, 1997. The remaining $0.1 million is attributable to a net increase in course-level operating expenses from the Company's other facilities.

          General and Administrative Expenses. General and administrative expenses primarily consist of corporate salaries and related expenses and legal and accounting fees. General and administrative expenses increased to $1.1 million for the three months ended December 31, 1997 from $1.0 million for the comparable prior year period, an increase of $0.1 million or 9.0%. The increase in expense is related to non-recurring costs associated with the settlement of a law suit. General and administrative expenses as a percentage of operating revenue was 5.0% for the three months ended December 31, 1997, a decrease from 5.7% for the comparable prior year period.

          Depreciation and Amortization Expense. Depreciation and amortization expense increased to $2.4 million for the three months ended December 31, 1997 from $2.2 million for the comparable prior year period, an increase of $0.2 million or 9.6 %. This increase is primarily attributable to the inclusion of the two courses acquired in February and March, 1997.

          Income from Operations. Income from operations increased to $2.6 million for the three months ended December 31, 1997 from $0.7 million for the comparable prior year period, primarily due to the factors described above. Income from operations as a percentage of operating revenue was 12.5% for the three month period ended December 31, 1997, an increase from 3.8% for the comparable prior year period.

          Interest Expense, Net. Interest expense, net, increased to $2.9 million for the three months ended December 31, 1997 from $2.5 million for the comparable prior period, an increase of $0.4 million or 13.3%. The increase is a result of a higher level of outstanding debt due to the acquisition of three facilities since December 31, 1996.

          Provision for Income Taxes. The Company recorded a $9,020 provision for income taxes, which reflects the fact that certain subsidiaries generate taxable income in individual states and localities notwithstanding the Company's consolidated loss for financial reporting purposes.

          Net loss. Net loss decreased to $0.3 million for the three months ended December 31, 1997 from $1.9 million for the comparable period, primarily due to the factors described above.

Liquidity and Capital Resources

     The Company's primary uses of cash are to fund debt service and maintenance capital expenditures at its existing facilities (such as landscaping and purchasing golf cart fleets). The Company also implements one-time upgrade and renovation capital expenditures at its existing facilities in order to enhance its appeal to customers and members and to generate additional revenues and cash flow. Examples of these expenditures are the addition of courses (including nine hole additions) to existing facilities to increase capacity and clubhouse renovations to support increased dues and fees. These expenditures are generally of a non-recurring nature. In addition, the Company implements strategic capital expenditure programs which enable it to reduce course level operating costs and improve the efficiency of operations, such as improving the irrigation system, acquiring more efficient maintenance equipment and other programs which enhance the marketability and/or reduce the operating expenses of existing facilities. As part of its business strategy, the Company will require cash to continue to acquire, lease or manage additional golf courses and the related facilities and to complete any targeted renovations. The Company expended $6.4 million on acquisitions and $3.2 million on capital improvements during the three months ended December 31, 1997. As of December 31, 1997, the Company had approximately $3.6 million of long-term commitments for one-time capital expenditures with respect to a golf facility which is currently under development.

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

     The Company intends to fund these expenditures primarily with operating cash flow and borrowings under its credit facility. The credit facility provides for borrowings of up to $50.0 million, of which $45.0 million is available to fund future acquisitions of golf courses and capital expenditures at such courses and certain capital improvements at existing courses, and $5.0 million of which is available for general working capital purposes. The total borrowing availability under the $45.0 million portion of the credit facility will decrease over the term of the facility beginning September 30, 1998. The credit facility provides that the Company may not make any acquisitions or upgrade capital expenditures when Funded Debt plus certain projected upgrade capital expenditures is greater than 6.5x of Adjusted EBITDA (each as defined in the credit facility), with certain adjustments for notes receivable, reducing over time. The maximum funded debt to EBITDA Ratio was 5.5x at December 31, 1997. The credit facility also imposes other limitations on the ability of the Company with respect to borrowings. As on December 31, 1997, the Company had $24.3 million outstanding under the credit facility. In addition, as of December 31, 1997, the Company had $0.4 million of cash on hand to meet its working capital and other needs.

     Historically, the Company has financed its operations through borrowings under bank credit facilities and equity contributions by its stockholders. As of December 31, 1997, the Company's stockholders have invested a total of $47.6 million of equity to fund the expansion of the Company and its golf course portfolio. In addition, proceeds of a $30 million unit offering were contributed by Holdings to the Company as equity, increasing total equity raised by the Company and Holdings since inception to approximately $74.4 million.

     For the three month period ended December 31, 1997, net cash used by operating activities was $2.9 million versus $3.2 million in the prior comparable period. The primary component of this change is the payment of accrued property taxes and accrued interest.

     During the three month period ended December 31, 1997, net cash used in investing activities was $9.6 million versus $1.8 million in the prior comparable period. Expenditures for the three months ended December 31, 1997 consisted of $6.4 million in acquisitions and $3.2 million in capital expenditures.

     During the three month period ended December 31, 1997, net cash provided by financing activities was $9.4 million versus $0.3 million in the prior comparable period. During the three months ended December 31, 1997, the Company borrowed $9.6 million under the credit facility and paid $0.2 million in principal of its existing obligations.

Subsequent Events

     In January, 1998, Holdings announced that it had reached a definitive merger agreement to be acquired by The Meditrust Companies ("Meditrust") for Meditrust stock valued at approximately $241 million. In addition, under the terms of the agreement, approximately $154 million of Holdings' debt and associated costs will be either refinanced or assumed as a condition of closing. Meditrust is a paired share real estate investment trust and the nation's largest heath care real estate investment trust.

     In February, 1998, the Company purchased an 18-hole semi-private country club located near Orlando, Florida for a total cash purchase price of approximately $5.8 million. Also in February, 1998, the Company purchased an 18-hole semi-private country club located near Atlanta, Georgia for a total cash purchase price of approximately $5.8 million.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

           27.1   Financial Data Schedule - Cobblestone Golf Group, Inc.
           27.2   Financial Data Schedule - Escondido Consulting, Inc.
           27.3   Financial Data Schedule - Cobblestone Texas, Inc.
           27.4   Financial Data Schedule - Pecan Grove Golf Club, Inc.
           27.5   Financial Data Schedule - Foothills Holding Company, Inc.
           27.6   Financial Data Schedule - Bellows Golf Group, Inc.
           27.7   Financial Data Schedule - Carmel Mountain Ranch Golf Club,
                                            Inc.
           27.8   Financial Data Schedule - OVLC Management Corp.
           27.9   Financial Data Schedule - OVLC Financial Corp.
           27.10  Financial Data Schedule - CSR Golf Group, Inc.
           27.11  Financial Data Schedule - Lakeway Golf Clubs, Inc.
           27.12  Financial Data Schedule - Woodcrest Golf Club, Inc.
           27.13  Financial Data Schedule - Virginia Golf Country Club, Inc.
           27.14  Financial Data Schedule - Ocean Vista Land Company
           27.15  Financial Data Schedule - Golf Course Inns of America, Inc.
           27.16  Financial Data Schedule - Oceanside Golf Management Corp.
           27.17  Financial Data Schedule - Whispering Palms Country Club
                                            Joint Venture
           27.18  Financial Data Schedule - Lakeway Clubs, Inc.
           27.19  Financial Data Schedule - The Liquor Club at Pecan Grove, Inc.
           27.20  Financial Data Schedule - TGFC Corporation
           27.21  Financial Data Schedule - C-RHK, Inc.
           27.22  Financial Data Schedule - CEL Golf Group, Inc.
           27.23  Financial Data Schedule - SWC Golf Club, Inc.
           27.24  Financial Data Schedule - ELW Golf Group, Inc.
           27.25  Financial Data Schedule - ELW Water, Inc.
           27.26  Financial Data Schedule - Trophy Club Beverage, Inc.
           27.27  Financial Data Schedule - Sweetwater Beverage, Inc.
           27.28  Financial Data Schedule - Club Stonebridge
           27.29  Financial Data Schedule - Club Ranch

     (b)   Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the three month period ended December 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COBBLESTONE GOLF GROUP, INC.




       Date:  February 17, 1998      By:  /s/   Stefan C. Karnavas
                                          --------------------------------
                                          Stefan C. Karnavas
                                          Chief Financial Officer (Duly
                                          Authorized Officer and Principal
                                          Financial and
                                          Accounting Officer)

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ESCONDIDO CONSULTING, INC.               WHISPERING PALMS COUNTRY CLUB
COBBLESTONE TEXAS, INC.                    JOINT VENTURE
PECAN GROVE GOLF CLUB, INC.              LAKEWAY CLUBS, INC.
FOOTHILLS HOLDING COMPANY, INC.          THE LIQUOR CLUB AT PECAN GROVE, INC.
BELLOWS GOLF GROUP, INC.                 TGFC CORPORATION
CARMEL MOUNTAIN RANCH GOLF CLUB, INC.    C-RHK, INC.
OVLC MANAGEMENT CORP.                    CEL GOLF GROUP, INC.
OVLC FINANCIAL CORP.                     SWC GOLF CLUB, INC.
CSR GOLF GROUP, INC.                     ELW GOLF GROUP, INC.
LAKEWAY GOLF CLUBS, INC.                 ELW WATER, INC.
WOODCREST GOLF CLUB, INC.                TROPHY CLUB BEVERAGE, INC.
VIRGINIA GOLF COUNTRY CLUB, INC.         SWEETWATER BEVERAGE, INC.
OCEAN VISTA LAND COMPANY                 CLUB STONEBRIDGE
GOLF COURSE INNS OF AMERICA, INC.        CLUB RANCH
OCEANSIDE GOLF MANAGEMENT CORP.


       Date:  February 17, 1998          By:  /s/   Stefan C. Karnavas
                                             ----------------------------------
                                             Stefan C. Karnavas
                                             Chief Financial Officer (Duly
                                             Authorized
                                             Officer and Principal Financial and
                                             Accounting Officer)

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WHISPERING PALMS COUNTRY CLUB
                                            JOINT VENTURE




       Date:  February 17, 1998             By:  /s/   Stefan C. Karnavas
                                                 -------------------------------
                                                 Stefan C. Karnavas
                                                 Managing Member (Duly
                                                 Authorized
                                                 Officer and Principal Financial
                                                 and Accounting Officer)