Form 10-Q
period 1998-03-31
COBBLESTONE GOLF GROUP INC; ESCONDIDO CONSULTING INC; COBBLESTONE TEXAS INC; PECAN GROVE GOLF CLUB INC; FOOTHILLS HOLDING CO INC; BELLOWS GOLF GROUP INC; CARMEL MOUNTAIN RANCH GOLF CLUB INC; OVLC MANAGEMENT CORP; OVLC FINANCIAL CORP; CSR GOLF GROUP INC
filed 1998-05-15
CIK 1017482, 1018737, 1018738, 1018739, 1018740, 1018741, 1018742, 1018743, 1018744, 1018745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

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

Escondido Consulting, Inc.              California   95-4287458      Virginia Golf Country Club, Inc.        Virginia    54-1732348
Cobblestone Texas, Inc.                   Texas      33-0586820      Ocean Vista Land Company               California   95-1968275
Pecan Grove Golf Club, Inc.               Texas      76-0419898      Golf Course Inns of America, Inc.      California   95-2582278
Foothills Holding Company, Inc.           Nevada     33-0597846      Oceanside Golf Management Corp.        California   33-0586045
Bellows Golf Group, Inc.                 Arizona     75-2321399      Whispering Palms Country Club Joint
Carmel Mountain Ranch Golf Club, Inc.   California   33-0571226      Venture                                California   95-6485317
OVLC Management Corp.                   California   33-0556136      Lakeway Clubs, Inc.                      Texas      74-2751365
OVLC Financial Corp.                    California   33-0556137      The Liquor Club at Pecan Grove, Inc.     Texas      74-2062932
CSR Golf Group, Inc.                      Texas      75-2560373      TGFC Corporation                         Texas      01-1766263
Lakeway Golf Clubs, Inc.                  Texas      74-2738449      C-RHK, Inc.                            California   33-0677567
Woodcrest Golf Club, Inc.                 Texas      75-2563494      CEL Golf Group, Inc.                    Georgia     58-2192268
ELW Golf Group, Inc.                     Florida     59-3418394      SWC Golf Club, Inc.                      Texas      76-0504558
Trophy Club Beverage, Inc.                Texas      75-2516662      ELW Water, Inc.                         Florida     59-3423107
Sweetwater Beverage, Inc.                 Texas      76-0247992      Club Stonebridge                         Texas      75-2590483
                                                                     Club Ranch                               Texas      75-2590485


3702 Via de la Valle, Suite 202
         Del Mar, CA                                                 92014
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

  As of May 15, 1998, 135,030 shares of Cobblestone Golf Group, Inc. Common Stock, par value $.01 per share, were outstanding.

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          COBBLESTONE GOLF GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                            March 31,     September 30,
                                                                                              1998             1997
                                                                                          -------------   --------------
                                                                                           (Unaudited)        (Note)
ASSETS
Current assets:
 Cash and cash equivalents  ....................................................          $    400,432     $  3,519,133
 Accounts receivable, net  .....................................................             3,554,935        3,067,347
 Current portion of notes receivable, net  .....................................             2,420,749        2,108,796
 Inventory  ....................................................................             3,215,730        2,450,328
 Prepaid expenses and other current assets  ....................................             1,504,608        1,238,616
                                                                                          ------------     ------------
    Total current assets  ......................................................            11,096,454       12,384,220
Property, equipment and leasehold interests, net  ..............................           176,830,098      156,228,507
Notes receivable, net  .........................................................             3,738,380        3,964,691
Intangible assets, net  ........................................................             3,489,002        3,611,199
Other assets, net  .............................................................             4,488,284        4,142,864
                                                                                          ------------     ------------
                                                                                          $199,642,218     $180,331,481
                                                                                          ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable  .............................................................          $  1,587,368     $  3,502,231
 Accrued payroll and related expenses  .........................................             2,272,643        2,522,130
 Accrued interest expense  .....................................................             3,275,881        2,830,562
 Accrued property taxes  .......................................................               731,154        1,576,078
 Deferred revenue  .............................................................             1,797,607        1,666,970
 Current portion of long-term debt and capital lease obligations  ..............               997,034        1,171,123
 Current portion of deferred purchase price  ...................................               205,353          205,353
 Income taxes payable  .........................................................                49,000           49,000
 Other current liabilities  ....................................................               722,440          529,823
                                                                                          ------------     ------------
    Total current liabilities  .................................................            11,638,480       14,053,270
Long-term debt and capital lease obligations  ..................................           116,223,607       93,421,794
Note payable to stockholder/officer  ...........................................               236,566          232,467
Deferred purchase price  .......................................................               435,120          537,797
Long-term deferred revenue  ....................................................             1,912,992        2,128,480
Deferred income taxes  .........................................................             4,184,000        4,184,000
Minority interest  .............................................................               336,543          336,543
Commitments
Stockholders' equity:
 Redeemable preferred stock, $.01 par value
  Authorized shares--450,000
  Issued and outstanding shares--430,757 at March 31, 1998
   and September 30, 1997
  Liquidation preference of $43,075,700 at March 31, 1998 and
   September 30, 1997  .........................................................                 4,308            4,308
 Common stock, $.01 par value:
  Authorized shares--200,000
  Issued and outstanding shares--135,030 at March 31, 1998 and
   September 30, 1997  .........................................................                 1,350            1,350
 Paid-in capital  ..............................................................            74,442,346       74,442,346
 Accumulated deficit  ..........................................................            (9,773,094)      (9,010,874)
                                                                                          ------------     ------------
Total stockholders' equity  ....................................................            64,674,910       65,437,130
                                                                                          ------------     ------------
                                                                                          $199,642,218     $180,331,481
                                                                                          ============     ============

Note:    The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for financial statements.

                            See accompanying notes.

                          COBBLESTONE GOLF GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                       Three Months Ended                  Six Months Ended
                                                            March 31,                          March 31,
                                               --------------------------------  --------------------------------
                                                      1998            1997               1998            1997
                                               --------------------------------  --------------------------------
Operating revenues:
  Golf revenues  .............................     $16,360,492     $13,944,044        $31,232,266     $25,759,281
  Food and beverage revenues  ................       3,250,266       2,712,508          6,943,452       5,761,745
  Pro shop sales  ............................       1,340,402       1,271,721          3,036,487       2,887,937
  Other  .....................................         866,928         767,713          1,658,576       1,273,855
                                                   -----------     -----------        -----------     -----------
     Total operating revenues  ...............      21,818,088      18,695,986         42,870,781      35,682,818
Operating expenses:
  Golf course operations  ....................      12,727,833      11,112,728         25,464,313      22,322,110
  Cost of food and beverage  .................       1,123,787         889,832          2,279,317       1,831,492
  Cost of pro shop sales  ....................         833,841         852,718          1,882,858       1,858,916
  General and administrative  ................       1,081,120         947,782          2,136,929       1,916,329
  Depreciation and amortization  .............       2,706,088       2,247,888          5,127,719       4,456,527
                                                   -----------     -----------        -----------     -----------
     Total operating expenses  ...............      18,472,669      16,050,948         36,891,136      32,385,374
                                                   -----------     -----------        -----------     -----------
Income from operations  ......................       3,345,419       2,645,038          5,979,645       3,297,444
Interest expense, net  .......................      (3,853,742)     (2,614,843)        (6,732,845)     (5,157,002)
                                                   -----------     -----------        -----------     -----------
Income (loss) before income taxes  ...........        (508,323)         30,195           (753,200)     (1,859,558)
Provision for income taxes  ..................              --          60,436              9,020          83,316
                                                   -----------     -----------        -----------     -----------
Net loss  ....................................     $  (508,323)    $   (30,241)       $  (762,220)    $(1,942,874)
                                                   ===========     ===========        ===========     ===========

                            See accompanying notes.

                          COBBLESTONE GOLF GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                Six Months Ended
                                                                                                    March 31,
                                                                                       -------------------------------
                                                                                              1998            1997
                                                                                       -------------------------------
OPERATING ACTIVITIES
Net loss  ........................................................................        $   (762,220)   $ (1,942,874)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
 Depreciation and amortization  ..................................................           5,437,240       4,769,507
 Provision for doubtful accounts  ................................................             (58,528)       (228,999)
 Changes in assets and liabilities:
  Notes and accounts receivable  .................................................            (322,046)       (313,031)
  Inventory  .....................................................................            (488,363)       (610,472)
  Prepaid expenses and other assets  .............................................            (850,417)        (52,227)
  Accounts payable, accrued liabilities and deferred
   revenue  ......................................................................          (2,886,231)     (3,621,692)
                                                                                          ------------    ------------
Net cash provided by (used in) operating activities  .............................              69,435      (1,999,788)

INVESTING ACTIVITIES
Acquisition-related costs  .......................................................         (18,956,349)     (9,139,627)
Additions to property, equipment and leasehold interests  ........................          (5,801,110)     (4,070,256)
                                                                                          ------------    ------------
Net cash used in investing activities  ...........................................         (24,757,459)    (13,209,883)

FINANCING ACTIVITIES
Proceeds from long-term debt  ....................................................          22,845,000      11,964,000
Principal payments on long-term debt and capital leases  .........................          (1,173,000)     (1,489,274)
Payments on deferred purchase price  .............................................            (102,677)       (272,906)
                                                                                          ------------    ------------
Net cash provided by financing activities  .......................................          21,569,323      10,201,820
Net decrease in cash and cash equivalents  .......................................          (3,118,701)     (5,007,851)
Cash and cash equivalents at beginning of period  ................................           3,519,133       6,578,946
                                                                                          ------------    ------------
Cash and cash equivalents at end of period  ......................................        $    400,432    $  1,571,095
                                                                                          ============    ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest  .......................................................................        $  5,980,305    $  4,697,002
                                                                                          ============    ============
 Income taxes, net  ..............................................................        $     42,728    $    100,863
                                                                                          ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases entered into  .....................................................        $    945,607    $  1,003,080
                                                                                          ============    ============

                            See accompanying notes.

                          COBBLESTONE GOLF GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

  Cobblestone Golf Group, Inc. (the "Company"), a Delaware corporation, was incorporated on August 10, 1992. The Company is a wholly-owned subsidiary of Cobblestone Holdings, Inc. ("Holdings"). Holdings is controlled by Brentwood Golf Partners, L.P., a partnership organized by Brentwood Associates and the Company's President. The Company owns and operates golf courses in the United States, with a current portfolio of 32 golf properties including private country clubs, semi-private clubs and public (or daily fee) courses. The Company's courses are concentrated in clusters near metropolitan areas primarily in the Sunbelt states (including Arizona, California and Texas) which have large golfing populations and attractive climates.

  The Company's business consists primarily of operating golf courses and related facilities, with revenue generated from membership fees and dues at private country clubs, greens fees, food and beverage services, golf cart rentals, retail merchandise sales, driving range fees and lodging fees. The Company owns twenty-one courses, leases four courses (subject to long-term leases in excess of 20 years, including extension options), leases one driving range and pro shop facility and manages six additional course. The Company's portfolio includes twelve private country clubs, eleven public facilities and nine semi-private facilities.

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

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.


2. USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          COBBLESTONE GOLF GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)


3.  MERGER AGREEMENT

  In January, 1998, Holdings announced that it had reached a definitive merger agreement to be acquired by The Meditrust Companies ("Meditrust") for Meditrust stock valued at approximately $241 million. In addition, under the terms of the agreement, approximately $154 million of Holdings's debt and associated costs will be either refinanced or assumed as a condition of closing. Meditrust is a paired share real estate investment trust and the nation's largest heath care real estate investment trust.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

  Operating Revenue. Operating revenue increased to $21.8 million for the three months ended March 31, 1998 from $18.7 million for the comparable prior year period, an increase of $3.1 million or 16.6%. Of this increase, $2.7 million is attributable to operating revenue for the five courses acquired by the Company subsequent to December, 1996. The remaining $0.4 million is attributable to a general increase in operating revenue from the Company's other facilities, despite poor weather conditions.

  Course-level Operating Expenses. Course-level operating expenses, which include costs of golf course operations (e.g., salaries, taxes and utilities), costs of food and beverage sales and costs of pro shop sales increased to $14.7 million for the three months ended March 31, 1998 from $12.9 million for the comparable prior year period, an increase of $1.8 million or 14.0%. This increase is primarily attributable to course-level operating expenses for the five courses acquired by the Company subsequent to December, 1996.

  General and Administrative Expenses. General and administrative expenses primarily consist of corporate salaries and related expenses and legal and accounting fees. General and administrative expenses increased to $1.1 million for the three months ended March 31, 1998 from $0.9 million for the comparable prior year period, an increase of $0.2 million or 22.2%. The increase is attributable to additional overhead to support the Company's expanded operations during the second quarter of fiscal 1998. General and administrative expenses as a percentage of operating revenue was 5.0% for the three months ended March 31, 1998, a decrease from 5.1% for the comparable prior year period.

  Depreciation and Amortization Expense. Depreciation and amortization expense increased to $2.7 million for the three months ended March 31, 1998 from $2.2 million for the comparable prior year period, an increase of $0.5 million or 22.7%. This increase is primarily attributable to depreciation and amortization expense for the five courses acquired by the Company subsequent to December, 1996.

  Income from Operations. Income from operations increased to $3.3 million for the three months ended March 31, 1998 from $2.6 million for the comparable prior year period, primarily due to the factors described above. Income from operations as a percentage of operating revenue was 15.3% for the three month period ended March 31, 1998, an increase from 14.1% for the comparable prior year period.

  Interest Expense, Net. Interest expense, net, increased to $3.9 million for the three months ended March 31, 1998 from $2.6 million for the comparable prior period, an increase of $1.3 million or 50.0%. The increase is primarily due to a higher level of outstanding debt as a result of golf course facility acquisitions.

  Net loss. Net loss increased to $508,000 for the three months ended March 31, 1998 from $30,000 for the comparable prior year period, primarily due to the factors described above.


 SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

  Operating Revenue. Operating revenue increased to $42.9 million for the six months ended March 31, 1998 from $35.7 million for the comparable prior year period, an increase of $7.2 million or 20.2%. Of this increase, $4.8 million is attributable to the operating revenue for the five courses acquired by the Company subsequent to December, 1996. The remaining $2.4 million is attributable to increased revenue from the Company's other facilities as a result of increased marketing efforts, price increases and utilizations.

  Course-level Operating Expenses. Course-level operating expenses, which include costs of golf course operations (e.g., salaries, taxes and utilities), costs of food and beverage sales and costs of pro shop sales increased to $29.6 million for the six months ended March 31, 1998 from $26.0 million for the comparable prior year period, an increase of $3.6 million or 13.8%. This increase is primarily attributable to course-level operating expenses for the five courses acquired by the Company subsequent to December, 1996.

  General and Administrative Expenses. General and administrative expenses primarily consist of corporate salaries and related expenses and legal and accounting fees. General and administrative expenses increased to $2.1 million for the six months ended March 31, 1998 from $1.9 million for the comparable prior year period, an increase of $0.2 million or 10.5%. The increase in expense is related to non-recurring costs associated with the settlement of a law suit and to additional overhead to support the Company's expanded operations during the second quarter of fiscal 1998. General and administrative expenses as a percentage of operating revenue was 5.0% for the six months ended March 31, 1998, a decrease from 5.4% for the comparable prior year period.

  Depreciation and Amortization Expense. Depreciation and amortization expense increased to $5.1 million for the six months ended March 31, 1998 from $4.5 million for the comparable prior year period, an increase of $0.6 million or 13.3%. This increase is primarily attributable to the inclusion of the five courses acquired subsequent to December, 1996.

  Income from Operations. Income from operations increased to $6.0 million for the six months ended March 31, 1998 from $3.3 million for the comparable prior year period, primarily due to the factors described above. Income from operations as a percentage of operating revenue was 13.9% for the six month period ended March 31, 1998, an increase from 9.2% for the comparable prior year period. The change is due to increased marketing efforts, pricing and utilization of the Company's facilities.

  Interest Expense, Net. Interest expense, net, increased to $6.7 million for the six months ended March 31, 1998 from $5.2 million for the comparable prior period, an increase of $1.5 million or 28.8%. The increase is primarily due to a higher level of outstanding debt as a result of golf course facility acquisitions.

  Provision for Income Taxes. The Company recorded a $9,020 provision for income taxes, which reflects the fact that certain subsidiaries generate taxable income in individual states and localities notwithstanding the Company's consolidated loss for financial reporting purposes.

  Net loss. Net loss decreased to $0.8 million for the six months ended March 31, 1998 from $1.9 million for the comparable prior year period, primarily due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary uses of cash are to fund debt service and maintenance capital expenditures at its existing facilities (such as landscaping and purchasing golf cart fleets). The Company also implements one-time upgrade and renovation capital expenditures at its existing facilities in order to enhance their appeal to customers and members and to generate additional revenues and cash flow. Examples of these expenditures are the addition of courses (including nine hole additions) to existing facilities to increase capacity and clubhouse renovations to support increased dues and fees. These expenditures are generally of a non-recurring nature. In addition, the Company implements strategic capital expenditure programs which enable it to reduce course level operating costs and improve the efficiency of operations, such as improving the irrigation system, acquiring more efficient maintenance equipment and other programs which enhance the marketability and/or reduce the operating expenses of existing facilities. As part of its business strategy, the Company will require cash to continue to acquire, lease or manage additional golf courses and the related facilities and to complete any targeted renovations. The Company expended $19.0 million on acquisition-related costs and $5.8 million on capital improvements during the six months ended March 31, 1998. As of March 31, 1998, the Company had approximately $3.6 million of long-term commitments for one-time capital expenditures with respect to a golf facility which is currently under development.

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

  The Company intends to fund these expenditures primarily with operating cash flow and borrowings under its credit facility. The credit facility provides for borrowings of up to $50.0 million, of which $45.0 million is available to fund future acquisitions of golf courses and capital expenditures at such courses and certain capital improvements at existing courses, and $5.0 million of which is available for general working capital purposes. The total borrowing availability under the $45.0 million portion of the credit facility will decrease over the term of the facility beginning September 30, 1998. The credit facility provides that the Company may not make any acquisitions or upgrade capital expenditures when Funded Debt plus certain projected upgrade capital expenditures is greater than 6.5x of Adjusted EBITDA (each as defined in the credit facility), with certain adjustments for notes receivable, reducing over time. The maximum funded debt to EBITDA Ratio was 5.25x at March 31, 1998. The credit facility also imposes other limitations on the ability of the Company with respect to borrowings. As on March 31, 1998, the Company had $37.1 million outstanding under the credit facility. In addition, as of March 31, 1998, the Company had $0.4 million of cash on hand to meet its working capital and other needs.

  Historically, the Company has financed its operations through borrowings under bank credit facilities and equity contributions by its stockholders. As of March 31, 1998, the Company's stockholders have invested a total of $47.6 million of equity to fund the expansion of the Company and its golf course portfolio. In addition, proceeds of a $30 million unit offering were contributed by Holdings to the Company as equity, increasing total equity raised by the Company and Holdings since inception to approximately $74.4 million.

  For the six month period ended March 31, 1998, net cash provided by operating activities was $0.1 million versus a $2.0 million use of cash in the comparable prior year period. The largest non-cash charges for the six month period ended March 31, 1998 were depreciation and amortization.

  During the six month period ended March 31, 1998, net cash used in investing activities was $24.8 million versus $13.2 million in the prior comparable period. Expenditures for the six months ended March 31, 1998 consisted of $19.0 million in acquisition-related costs and $5.8 million in capital expenditures.

  During the six month period ended March 31, 1998, net cash provided by financing activities was $21.6 million versus $10.2 million in the prior comparable period. During the six months ended March 31, 1998, the Company borrowed $18.3 million under its acquisition facility and $4.5 under its working capital revolver. During that same period, the Company paid $1.3 million in principal of its bank facility and other obligations. At March 31, 1998, borrowings under the $50 million credit facility totaled $37.1 million.

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

  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the six month period ended March 31, 1998.

       On January 11, 1998, Holdings filed a report on Form 8-K. The Form 8-K reported that Holdings has entered into an Agreement and Plan of Merger with Meditrust Corporation and Meditrust Operating Company, dated as of January 11, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COBBLESTONE GOLF GROUP, INC.



   Date:  May 15, 1998          By:   /s/   Stefan C. Karnavas
                                    --------------------------------
                                    Stefan C. Karnavas
                                    Chief Financial Officer (Duly Authorized
                                    Officer and Principal Financial and
                                    Accounting Officer)

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


ESCONDIDO CONSULTING, INC.              WOODCREST GOLF CLUB, INC.
COBBLESTONE TEXAS, INC.                 VIRGINIA GOLF COUNTRY CLUB, INC.
PECAN GROVE GOLF CLUB, INC.             OCEAN VISTA LAND COMPANY
FOOTHILLS HOLDING COMPANY, INC.         GOLF COURSE INNS OF AMERICA, INC.
BELLOWS GOLF GROUP, INC.                OCEANSIDE GOLF MANAGEMENT CORP.
CARMEL MOUNTAIN RANCH GOLF CLUB, INC.   THE LIQUOR CLUB AT PECAN GROVE, INC.
OVLC MANAGEMENT CORP.                   LAKEWAY CLUBS, INC.
OVLC FINANCIAL CORP.                    TGFC CORPORATION
CSR GOLF GROUP, INC.                    C-RHK, INC.
LAKEWAY GOLF CLUBS, INC.                CEL GOLF GROUP, INC.
ELW GOLF GROUP, INC.                    SWC GOLF CLUB, INC.
ELW WATER, INC.                         CLUB STONEBRIDGE
TROPHY CLUB BEVERAGE, INC.              CLUB RANCH
SWEETWATER BEVERAGE, INC.


   Date:  May 15, 1998                  By:   /s/   Stefan C. Karnavas
                                           ---------------------------------
                                           Stefan C. Karnavas
                                           Chief Financial Officer (Duly
                                           Authorized Officer and Principal
                                           Financial and Accounting Officer)

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WHISPERING PALMS COUNTRY CLUB
                                  JOINT VENTURE



   Date:  May 15, 1998            By:   /s/   Stefan C. Karnavas
                                     -------------------------------------
                                     Stefan C. Karnavas
                                     Managing Member (Duly Authorized
                                     Officer and Principal Financial and
                                     Accounting Officer)